Form 10QSB
period 1995-03-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1995-05-11
CIK 53678

                                  FORM 10-QSB
 (Adopted in Release No. 34-30968 (72,439), effective August 13, 1992, 57 F.R. 36442; and amended in Release No. 34-31326 ( 85,051), effective October 22, 1992, 57 F.R. 48276.)

                   U. S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1995
                                      -----------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
            EXCHANGE ACT

     For the transition period from ______________ to _________________

               Commission file number 0-7762
                                      --------

                      AUDIO COMMUNICATIONS NETWORK, INC.
     ------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

             FLORIDA                                 52-0690530
- --------------------------------------------------------------------------------
     (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)                 Identification No. )

     1000 Legion Place, Suite 1515, Orlando, Fl.  32801
     -------------------------------------------------------------
              (Address of principal executive office)

                                (407) 649-8877
                                -----------------
                          (Issuer's telephone number)

   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last
    ______
    report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                      ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDING DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by court. Yes ____ No ____ Not Applicable X
                                                                           ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,233,360
                                                  -------------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                                   FIRST QUARTER
                                                   -------------
                                                            THE 3 MONTHS ENDED
                                                            ------------------

PART I - FINANCIAL INFORMATION                          3/31/95                   3/31/94
- ------------------------------                        ------------              -------------

Music Sales.................................       $  1,423,942              $  1,216,330
Installations...............................            234,008                   125,386
Equipment Sales.............................            108,970                    81,463
Labor &  Service............................             55,837                    38,853
                                                    ------------              -------------
TOTAL REVENUE...............................          1,822,757                 1,462,032


COST AND EXPENSES
- -----------------
Cost of Sales...............................           739,654                    630,035
Selling, General and
Administrative Expenses.....................           575,539                    448,856
Depreciation and Amortization...............           280,458                    260,255
                                                   -------------              ------------
TOTAL.......................................         1,595,651                  1,339,146
                                                   -------------              ------------
Income before Other Income
(Expense) and Income Taxes..................           227,106                    122,886

OTHER INCOME (EXPENSE):
- -----------------------
Interest Income.............................             1,605                        920
Interest Expense............................          (132,507)                   (92,344)
Other.......................................            29,694                     13,080
                                                    -------------             -------------
OTHER NET...................................          (101,208)                   (78,344)
                                                    -------------             -------------

Income before Income Taxes..................           125,898                     44,542

Provision for Income Taxes..................            11,400                      5,800
                                                    -------------             -------------

Net Income..................................       $   114,498               $     38,742
                                                   ==============            ==============
Net Income Per Common Share                        $       .05               $        .02
- ---------------------------                        ==============            ==============

Number of Common Shares....................          2,233,360                  1,983,462
                                                   ==============            ==============

Dividends Per Share                                        -0-                        -0-
                                                   ==============            ==============

                         AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                               UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                3/31/95                      12/31/94
                                                            ---------------               ---------------
                                                                (Unaudited)                 (Condensed from
PART I - FINANCIAL INFORMATION                                                             Audited Financial
- ------------------------------                                                             Statemnets)

ASSETS
Current Assets:
Cash & Cash Equivalents...........................        $       505,483               $       509,064
Accounts Receivable...............................                501,842                       558,353
Inventories.......................................                187,394                       228,242
Prepaid Expenses & Other..........................                217,436                        78,140
                                                            ---------------               ---------------
Total - Current Assets............................              1,412,155                     1,373,799
                                                            ---------------               ---------------
Property - Net....................................              3,140,570                     2,896,512

Subscriber Contracts & Other
Intangibles.......................................              1,855,847                     1,826,977
Goodwill..........................................              2,102,316                     2,138,407
Deposits & Other..................................                 12,730                         5,915
                                                            ---------------               ---------------
Total Other Assets................................              3,970,893                     3,971,299
                                                            ---------------               ---------------
TOTAL.............................................        $     8,523,618               $     8,241,610
                                                            ===============               ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt..........................        $     1,012,289               $       824,902
Current Portion of Obligation
Under Capital Leases..............................                 54,033                        58,936
Accounts Payable..................................                691,714                       629,426
Accrued Liabilities...............................                162,308                       137,859
                                                            ---------------               ---------------
Total Current Liabilities.........................              1,920,344                     1,651,123
                                                            ---------------               ---------------

Long - Term Debt..................................              4,252,204                     4,366,763
                                                            ---------------               ---------------
Obligations Under Capital Leases..................                 25,586                        12,738
                                                            ---------------               ---------------
Deferred Compensation.............................                 50,000                        50,000
                                                            ---------------               ---------------
Stockholders' Equity:
Common Stock, $.25 par value
8,000,000 shares, authorized,
2,233,360 shares issued and
outstanding in 1994 and 1995......................                558,340                       558,340

Capital Contributed in Excess
of Par Value......................................              4,996,992                     4,996,992
Accumulated Deficit...............................             (3,279,848)                   (3,394,346)
                                                            ---------------               ---------------

Stockholders' Equity..............................              2,275,484                     2,160,986
                                                            ---------------               ---------------

TOTAL.............................................        $     8,523,618               $     8,241,610
                                                            ===============              ================

PART I
- ------

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   FOR THE 3 MONTHS ENDED
                                   ----------------------
                                                                3/31/95                      3/31/94
                                                         ----------------            -----------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
- ------------------------------------------

Cash Received From Customers.............             $       1,856,236           $       1,422,079
Cash Paid To Suppliers & Employees.......                    (1,617,621)                   (932,231)
Interest Received........................                         1,605                         920
Interest Paid............................                      (130,638)                    (82,752)
Income Tax Paid..........................                       (24,390)                       -0-
Other-Net................................                        21,025                        -0-
                                                         -----------------           -----------------
Net cash provided by (used in)
Operating Activities.....................                       106,217                     408,016
                                                         -----------------           -----------------

CASH FLOWS FROM INVESTMENTS ACTIVITIES:
- ---------------------------------------
Capital Expenditures.....................                        (7,875)                   (106,782)
Purchase of Baltimore Acquisition.........                          -0-                     (461,964)
Deferred Contract Costs..................                       (10,053)                       -0-
                                                         -----------------          -----------------
Net Cash Provided by (used in)
Investing Activities.....................                       (17,928)                   (568,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Proceeds from issurance of long-term
debt....................................                          -0-                       553,580
Principal payments under Capital lease
obligations.............................                        (18,232)                    (28,611)
Repayment of Long-Term Debt.............                        (73,638)                   (204,437)
                                                         -----------------          -----------------
Net Cash Provided By (used in)
Financing Activities....................                        (91,870)                    320,532
                                                         -----------------          -----------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS........................                         (3,581)                    159,802

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR....................................                        509,064                     363,252
                                                         -----------------          -----------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD..................................                 $      505,483             $       523,054
                                                         =================          =================

PART I
- ------

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)

                                                                     1995                             1994
                                                         ------------------               ------------------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net Income ............................                  $       114,498                  $         38,742
                                                       -------------------                -------------------
Adjustments to Reconcile Net Income
To Net Cash Provided by Operations:
Depreciation and Amortization........                            292,926                           271,860
Valuation Allowance..................                             (7,000)                          (22,000)
Deferred Commissions.................                            (12,092)                          (11,605)
Gain on sale of equipment............
Employee Stock Bonus in lieu of
Cash.................................                               -0-                             (5,000)
Accounts Receivable..................                             63,511                            (5,876)
Inventories..........................                           (271,929)                           50,238
Prepaid and Other Current Assets.....                           (139,296)                         (169,882)
Accounts Payable.....................                             62,288                           184,537
Accruals.............................                             24,449                            77,002
Other - Net..........................                            (21,138)                             -0-
                                                         -------------------              -------------------
Total Adjustments....................                             (8,281)                          369,274
                                                         -------------------              -------------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES...........................                    $       106,217                  $        408,016
                                                         ===================              ===================

Supplemental Schedule of Noncash Investing and Financial Activities:

During the quarter ending March 31, 1995 and 1994 approximately $313,000 and $71,000, respectively, of inventory was leased to customers and reclassified to property equipment.

Capital lease obligations of approximately $18,000 and loans of approximately $67,000 for vechicles were incurred during 1995.

PART I
- ------


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
- -------

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.



                                           RELATIONSHIP TO TOTAL REVENUES

                                                               1ST. QUARTER
                                                               ------------

                                                       FOR THE 3 MONTHS ENDED
                                                       ----------------------

                                                         3/31/95           3/31/94
                                                       ---------         ---------

Revenues from Operations                                 100.0%            100.0%

Operating Costs and Expenses                             (72.2)            (73.8)
                                                       ---------         ---------

Income from Operations before
Depreciation and Amortization                             27.8              26.2

Depreciation and Amortization                            (15.4)            (17.8)
                                                       ---------         ---------
Income before Other Income (Expense),
    and Income Taxes                                      12.4               8.4

Other Income (Expense) Net                                (5.5)             (5.3)
                                                       ---------         ---------

Income before Income Taxes                                 6.9               3.1

Provision for Income Taxes                                (0.6)             (0.4)
                                                       ---------         ---------

Net Income                                                 6.3               2.7
                                                       ==========        ==========

PART I
- ------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

NET REVENUES:
- -------------

Consolidated net revenues for the 1st. Quarter of 1995 were $1,823,000 as compared to $1,462,000 for the comparable period of 1994 an increase of $361,000 or 25%. Approximately 55% of this increase is attributable to the acquisitions in the 1st. Quarter of '94. The subscriber accounts from an independent supplier in the Baltimore/Delmarva Peninsula area were purchased in January '94 and the purchase of the Muzak(R) franchise in Central California was consumated in March '94. The remainder of the increase is due to the continued growth in the recurring billing and an increase in installation sales. This growth is expected to continue in the coming year.


COST AND EXPENSES:
- -----------------

Operating cost and expenses as a percentage of revenue primarily decreased over the like period of '94 due to the increase in the recurring billing base due to the acquisitions in the 1st. Quarter of '94 and the Company's own continued growth. The increase in installation and equipment sales requires additional costs but are offset by this recurring revenue that does not require additional expense other than royalties and commissions (which are amortized over the life of the contract).

DEPRECIATION & AMORTIZATION:
- ----------------------------

There was a net increase in depreciation and amortization expense as a percentage of sales over the 1st. Quarter of '94 due to the previously mentioned 1994 acquisitions, irrespective of certain assets and intangibles related to previous acquisitions becoming fully depreciated and amortized.

There was an increase due to the purchase of subscriber accounts in the Baltimore/Delmarva area that required DBS equipment and the purchase of the California franchise.

OTHER INCOME AND EXPENSE:
- -------------------------

Other Income and Expense remained relatively the same as a percentage of sales for both years. Interest expenses increased in '95 due to the increase in the prime rate and the three month moratorium on Audio's loan principal payment. The current year also has three months of Fresno's interest expense vs. one month in the first quarter of '94. Other than interest expense there is an admixture of cancellation fees, bad debt recoveries, commissions earned or allowed, bank service charges and interest income.


INCOME TAXES:
- -------------

At March 31, 1995, the Company had net operating loss carryforwards for federal tax purposes of approximately $3.8 million. Such loss carryforwards expire in 2002 through 2006. The provisions for income taxes in 1995 and 1994 are related to state income taxes (net of the effect of the extraordinary item in 1992).

NET INCOME :
- ------------

Net income for the 1st. Quarter of '95 was $114,000 or $.05 per share as compared to $39,000 or $.02 per share for the 1st. Quarter of '94. This is an increase of 196% or $75,000. This increase is attributable in great part to certain assets and intangibles becoming fully depreciated and amortized on previous acquisitions in addition to the Company's continued growth.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

The operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) were $539,000 in '95 as compared to '94's $397,000.

On January 28, 1994 the Company borrowed an additional $554,000 from Sun Bank, N.A. for the purchase of subscriber contracts and for DBS equipment to be installed in the locations acquired in the Baltimore/Delmarva area. On March 4, 1994 the Company assumed the Sun Bank, N.A. California franchise debt of $1,186,000 with an interest rate of 1% above prime and lease obligation of approximately $71,000. On November 1, 1994 the Sun Bank, N.A. granted the Company a moratorium on its principal payments for four months for the purpose of converting its Fresno franchise from SCA to DBS.

All payments on lease obligations have been made on a timely basis. The 1995 projection shows the Company can continue to meet its debt obligations.

ACQUISITION:
- ------------

In January 1994 the Company purchased for cash in the amount of $461,000 various subscriber accounts from an independent music supplier in the Baltimore/Delmarva area which more than doubled the Company's presence in the Delmarva Peninsula area. The additional recurring revenue, although not material, has had an immediate positive effect on the Company's net income.

In March 1994, the Company acquired American Music Network, Inc. the exclusive Muzak(R) franchise for Central California, including Fresno, Modesto, Salinas and the Monterey Peninsula. Positive growth has been experienced within the state of California and this trend is expected to continue.

The Company was acquired from A. J. Schell Chairman, President and CEO of Audio Communications Network, Inc. The new acquisition compliments Audio's plans to operate in major metropolitan areas.

Traditionally Muzak(R) franchises generate substantial profit and sufficient cash flow and the Company has no reason to believe that the California franchise will not meet the Company's expectations.

American Music Network, Inc. operates as a wholly owned subsidiary of Audio Communications Network, Inc.

LEGAL PRECEDING:
- ----------------

In prior reports, the Company has disclosed certain litigation instituted in the United States District Court for the Eastern District of Missouri by AEI Music Network, Inc. against BMA and the Company. The litigation related to BMA's sale of certain assets to the Company in 1992.

By agreement of the parties, the litigation was settled and dismissed with prejudice on June 23, 1994, without any contribution or liability on the part of the Company.

             AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES

                           PART II  OTHER INFORMATION



Item 2.      CHANGES IN SECURITIES
             ---------------------

             Not Applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES
             -------------------------------

             This item is not applicable. There have been no defaults in any of the Company's securities.

Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY
             ------------------------------------------
             HOLDERS
             -------

             Not Applicable

Item 5.      OTHER INFORMATION
             -----------------

             None

Item 6.      EXHIBITS & REPORTS ON FORM 8K (17 CFR 249.308)
             ---------------------------------------------

             (27) Financial Data Schedule

                                  Form 10-QSB

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  May 10, 1995                                     /s/ Doris K. Krummenacker
      ------------------                               -------------------------
                                                       Doris K. Krummenacker
                                                       Vice President/Finance &
                                                       Treasurer



Date  May 10, 1995                                     /s/ A. J. Schell
      ------------------                               -------------------------
                                                       A. J. Schell
                                                       Chairman and
                                                       Chief Executive Officer