Form 10QSB
period 1995-06-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1995-08-10
CIK 53678

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

         For the quarterly period ended   June 30, 1995
                                          -------------

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                           EXCHANGE ACT

         For the transition period from                to
                                        --------------    --------------
                  Commission file number 0-7762
                                         ------

                      AUDIO COMMUNICATIONS NETWORK, INC.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               FLORIDA                           52-0690530
   --------------------------------         -------------------
     (State or other jurisdiction              (IRS Employer
   of incorporation or organization)        Identification No.)

               1000 Legion Place, Suite 1515, Orlando, Fl.  32801
               --------------------------------------------------
                     (Address of principal executive office)

                                (407) 649-8877
                          ---------------------------
                          (Issuer's telephone number)


  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                    PROCEEDING DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by court. Yes      No      Not Applicable  X
                                                ----    ---                 ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS
                       ------------------------------------

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   2,233,360
                                                       ---------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                                           SECOND QUARTER
                                                   ----------------------------
                                                       FOR THE 3 MONTHS ENDED
                                                   ----------------------------
PART I - FINANCIAL INFORMATION                        6/30/95          6/30/94
------------------------------                     -----------      -----------

Music Sales.....................................   $ 1,414,136      $ 1,389,805
Installations...................................       284,973          206,878
Equipment Sales.................................       148,322          114,331
Labor & Service.................................        51,271           49,291
                                                   -----------      -----------
TOTAL REVENUE...................................     1,898,702        1,760,305

COST AND EXPENSES
----------------
Cost of Sales...................................       740,825          702,268
Selling, General and
Administrative Expenses.........................       567,993          553,391
Depreciation and Amortization...................       284,770          318,194
                                                   -----------      -----------
TOTAL...........................................     1,593,588        1,573,853
                                                   -----------      -----------

Income before Other Income
(Expense) and Income Taxes......................       305,114          186,452

OTHER INCOME (EXPENSE):
-----------------------
Interest Income.................................         1,808            1,338
Interest Expense................................      (131,481)        (120,808)
Other...........................................        19,124           26,138
                                                   -----------      -----------
OTHER NET.......................................      (110,549)         (93,332)
                                                   -----------      -----------

Income before Income Taxes......................       194,565           93,120

Provision for Income Taxes......................         8,700            9,000
                                                   -----------      -----------

Net Income......................................   $   185,865      $    84,120
                                                   ===========      ===========

Net Income Per Common Share                        $       .08      $       .04
---------------------------                        ===========      ===========

Number of Common Shares.........................     2,233,360        2,225,990
                                                   ===========      ===========
Dividends Per Share                                     -0-              -0-
                                                   ===========      ===========

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                                          FIRST SIX MONTHS
                                                   ----------------------------
                                                       FOR THE 6 MONTHS ENDED
                                                   ----------------------------
PART I - FINANCIAL INFORMATION                        6/30/95          6/30/94
------------------------------                     -----------      -----------

Music Sales.....................................   $ 2,838,078      $ 2,606,135
Installations...................................       518,981          332,264
Equipment Sales.................................       257,292          195,794
Labor & Service.................................       107,108           88,144
                                                   -----------      -----------
TOTAL REVENUE...................................     3,721,459        3,222,337

COST AND EXPENSES
----------------
Cost of Sales...................................     1,480,479        1,332,303
Selling, General and
Administrative Expenses.........................     1,143,532        1,002,247
Depreciation and Amortization...................       565,228          578,449
                                                   -----------      -----------
TOTAL...........................................     3,189,239        2,912,999
                                                   -----------      -----------

Income before Other Income
(Expense) and Income Taxes......................       532,220          309,338

OTHER INCOME (EXPENSE):
-----------------------
Interest Income.................................         3,413            2,258
Interest Expense................................      (263,988)        (213,152)
Other...........................................        48,818           39,218
                                                   -----------      -----------
OTHER NET.......................................      (211,757)        (171,676)
                                                   -----------      -----------

Income before Income Taxes......................       320,463          137,662

Provision for Income Taxes......................        20,100           14,800
                                                   -----------      -----------

Net Income......................................   $   300,363      $   122,862
                                                   ===========      ===========

Net Income Per Common Share                        $       .13      $       .06
---------------------------                        ===========      ===========

Number of Common Shares.........................     2,233,360        2,043,987
                                                   ===========      ===========
Dividends Per Share                                     -0-              -0-
                                                   ===========      ===========

                    AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                          UNAUDITED CONSOLIDATED BALANCE SHEETS


                                           6/30/95        12/31/94
                                        -----------  ------------------
                                        (Unaudited)    (Condensed from
                                                      Audited Financial
                                                        Statements)
PART I - FINANCIAL INFORMATION
------------------------------

ASSETS
Current Assets:
Cash & Cash Equivalents...........    $   557,954      $   509,064
Accounts Receivable ..............        472,753          558,353
Inventories.......................        249,681          228,242
Prepaid Expenses & Other..........        200,016           78,140
                                      -----------      -----------

Total - Current Assets............      1,480,404        1,373,799
                                      -----------      -----------

Property - Net....................      3,282,692        2,896,512
                                      -----------      -----------

Subscriber Contracts & Other
Intangibles.......................      1,786,375        1,826,977
Goodwill..........................      2,066,224        2,138,407
Deposits & Other..................          6,315            5,915
                                      -----------      -----------
Total Other Assets................      3,858,914        3,971,299
                                      -----------      -----------
TOTAL.............................    $ 8,622,010      $ 8,241,610
                                      ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt.........     $   834,826      $   824,902
Current Portion of Obligation
Under Capital Leases ............          43,808           58,936
Accounts Payable.................         518,521          629,426
Accrued Liabilities..............         128,160          137,859
                                      -----------      -----------
Total Current Liabilities........       1,525,315        1,651,123
                                      -----------      -----------

Long - Term Debt.................       4,569,187        4,366,763
                                      -----------      -----------
Obligations Under Capital Leases.          16,159           12,738
                                      -----------      -----------
Deferred Compensation............          50,000           50,000
                                      -----------      -----------
Stockholders' Equity:
Common Stock, $.25 par value
8,000,000 shares, authorized,
2,233,360 shares issued and
outstanding in 1994 and 1995.....         558,340          558,340

Capital Contributed in Excess
of Par Value.....................       4,996,992        4,996,992
Accumulated Deficit..............      (3,093,983)      (3,394,346)
                                      -----------      -----------

Stockholders' Equity.............       2,461,349        2,160,986
                                      -----------      -----------

TOTAL............................     $ 8,622,010      $ 8,241,610
                                      ===========      ===========

PART I

                AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE 6 MONTHS ENDED JUNE 30TH
                       --------------------------------

                                               1995              1994
                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash Received From Customers...............$ 3,764,120       $ 3,102,305
Cash Paid To Suppliers & Employees......... (3,345,692)       (2,341,363)
Interest Received..........................      3,413             2,258
Interest Paid .............................   (271,288)         (215,890)
Income Tax Paid ...........................    (46,780)          (12,500)
Other-Net..................................     25,717              -0-
                                           -----------       -----------
Net cash provided by
Operating Activities.......................    129,490           534,810
                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Net Proceeds from surrender of officer's
life insurance.............................       -0-             42,585
Proceeds from sale of equipment............      2,050             1,250
Capital Expenditures.......................     (7,875)         (115,268)
Purchase of Baltimore Acquisition..........       -0-           (461,964)
Deferred Acquisition Costs.................       -0-            (31,508)
Deferred Charges...........................    (65,075)          (15,994)
Purchase of Subscription Contract Rights...    (21,592)             -0-
                                           -----------       -----------
Net Cash used in Investing Activities......    (92,492)         (580,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from issuance of long-term
debt.......................................  5,200,000           553,580
Principal payments under Capital lease
obligations ...............................    (39,807)          (57,694)
Repayment of Long-Term Debt................ (5,148,301)         (447,251)
                                           -----------       -----------
Net Cash Provided By
Financing Activities.......................     11,892            48,635
                                           -----------       -----------

NET INCREASE IN CASH AND
CASH EQUIVALENTS...........................     48,890             2,546

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR.......................................    509,064           363,252
                                           -----------       -----------

CASH AND CASH EQUIVALENTS, END OF
PERIOD.....................................$   557,954       $   365,798
                                           ===========       ===========

PART I

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)

                                               1995              1994
                                           -----------       -----------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net Income.................................$   300,363       $   122,862
                                           -----------       -----------

Adjustments to Reconcile Net Income
To Net Cash Provided by Operations:
Depreciation and Amortization..............    567,109           601,360
Valuation Allowance........................      3,000           (14,516)
Deferred Commissions - Net.................    (27,417)          (23,645)
Gain on sale of equipment .................       -0-             (1,250)
Employee Stock Bonus in lieu of Cash ......       -0-              5,000
Accounts Receivable........................     82,600          (120,032)
Prepaid and Other Current Assets...........   (121,876)         (160,344)
Inventories................................   (528,794)         (124,336)
Other-Net..................................    (24,891)             -0-
Accounts Payable...........................   (110,905)          181,819
Accruals...................................     (9,699)           67,892
                                           -----------       -----------
Total Adjustments..........................   (170,873)          411,948
                                           -----------       -----------

NET CASH PROVIDED BY OPERATING
ACTIVITIES.................................$   129,490       $   534,810
                                           ============      ============

Supplemental Schedule of Noncash Investing and Financial Activities:

During the 1st 6 mos. ending June 30th, 1995 and 1994, approximately $507,000 and $270,000, respectively, of inventory was leased to customers and reclassified to property equipment.

Capital lease obligations of approximately $18,000 were incurred during 1995.

Loan obligations of approximately $104,000 and $46,000 were incurred during the 1st. 6 mos. of 1995 and 1994, respectively for service equipment vehicles.

PART I


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
-------

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of operating revenues.


                                                       RELATIONSHIP TO TOTAL REVENUES
                                                  ---------------------------------------
                                                       FOR THE PERIOD ENDING JUNE 30TH
                                                  ---------------------------------------
                                                    SECOND QUARTER      FIRST SIX MONTHS
                                                  -----------------     ----------------

                                                   1995       1994      1995      1994
                                                 -------     ------    ------    ------
Revenues from Operations                          100.0%      100.0%    100.0%    100.0%

Operating Costs and Expenses                      (68.9)      (71.3)    (70.5)    (72.4)
                                                 -------      ------    ------    ------

Income from Operations before
Depreciation and Amortization                      31.1         28.7      29.5     27.6

Depreciation and Amortization                     (15.0)       (18.1)    (15.2)   (18.0)
                                                 -------       ------    ------   ------

Income before Other Income (Expense),
    and Income Taxes                               16.1         10.6      14.3      9.6

Other Income (Expense) Net                         (5.8)        (5.3)     (5.7)    (5.3)
                                                 -------       ------    ------   ------

Income before Income Taxes                         10.3          5.3       8.6      4.3

Provision for Income Taxes                         (0.5)        (0.5)     (0.5)    (0.5)
                                                 -------       ------    ------   ------

Net Income                                          9.8          4.8       8.1       3.8
                                                  ======      ======    ======    ======

PART I
------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------

NET REVENUES:
-------------

Consolidated Net Revenues for the 2nd. Quarter of 1995 were $1,899,000 increasing over the comparable period of 1994 and the 1st. Quarter by approximately $139,000 or 8% and $76,000 or 4% respectively. The increase over '94 was in the recurring base and the installation and equipment sales. The increase over the 1st. Quarter of '95 was due to exceptionally large installation and equipment sales in the Baltimore and Fresno franchises. Overall, the Company's 1st. 6 months of '95 revenues of $3,721,000 over the 1st. 6 months of '94 revenues of $3,222,000 increased approximately $499,000 or 16%.

The Company has a substantial backlog of installations and it is expected that the Company will continue its growth in the last 6 months of '95.


COST AND EXPENSES:
------------------

There was a slight decrease in Cost and Expenses as a percentage of sales from the 1st. Quarter of '95 and the like period of '94 due to the increase in
installation and equipment sales.   In  many cases it required labor that was
capitalized but it was offset by commission expense that in all cases is a period cost and is not amortized.

DEPRECIATION & AMORTIZATION:
----------------------------

Depreciation and amortization remained relatively the same as a percentage of sales in the 1st. Quarter of '95 and the 2nd. Quarter of '94. It is comprised of new assets and the purchase of contract rights being added and certain assets and intangibles related to previous acquisitions being fully depreciated and amortized.

OTHER INCOME AND EXPENSE:
-------------------------

Other Income and Expense remained relatively the same as a percentage of sales for both 6 month periods and the 1st. Quarter of '95. Interest expense increased in '95 due to the increase in the prime rate and the moratorium on Audio's loan principal payment. Other than interest expense there is an admixture of cancellation fees, bad debt recoveries, commissions earned or allowed, bank service charges and interest income.


INCOME TAXES:
-------------

At June 30, 1995, the Company had net operating loss carryforwards for federal tax purposes of approximately $3.6 million. Such loss carryforwards expire in 2002 through 2006. The provisions for income taxes in 1995 and 1994 are related to state income taxes.

NET INCOME:
-----------

Net income for the 2nd. Quarter of '95 was $186,000 or $.08 per share as compared to $84,000 or $.04 per share for the 2nd. Quarter of '94. This is an increase of 121% or $102,000. This increase is attributable in great part to certain assets and intangibles becoming fully depreciated and amortized on previous acquisitions in addition to the Company's continued growth. Net income increased over the 1st. Quarter of '95 by 72,000 or $.03 per share. This increase was due as previously mentioned to the Baltimore and Fresno franchises having an exceptionally profitable 2nd. Quarter.

Net income for the 1st. 6 months of '95 was $300,000, or $.13 per share, as compared to $123,000, or $.06 per share, in the comparable prior period; an increase of $178,000 or 145%.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) were $1,150,000 in '95 as compared to '94's $929,000.

On January 28, 1994 the Company borrowed an additional $554,000 from Sun Bank, N.A. for the purchase of subscriber contracts and for DBS equipment to be installed in the locations acquired in the Baltimore/Delmarva area. On March 4, 1994 the Company assumed the Sun Bank, N.A. California franchise debt of $1,186,000 with an interest rate of 1% above prime and lease obligation of approximately $71,000. On November 1, 1994 the Sun Bank, N.A. granted the Company a moratorium on its principal payments for four months for the purpose of converting its Fresno franchise from SCA to DBS. On June 7, 1995 Audio Communications Network, Inc. and Sun Bank, N.A. entered into a 7th Amendment to its existing loan agreement. The new amendment is for $5,200,000 and it is called a "consolidated loan." It paid off Audio's and American Music's indebtedness of $4,899,000. The following covenants supercede all other covenants: 1) Debt Service Coverage Ratio; 2) Debt to Net Worth Ratio; and 3) A Minimum Monthly Recurring Billing Required. All payments on lease obligations have been made on a timely basis. The 1995 projection shows the Company can continue to meet its debt obligations.

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

Traditionally Muzak(R) franchises generate substantial profit and sufficient cashflow and the Company has no reason to believe that the California franchise will not meet the Company's expectations.

American Music Network, Inc. operates as a wholly owned subsidiary of Audio Communications Network, Inc.

LEGAL PROCEEDINGS:
------------------

None

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


Item 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
           --------------------------------------------------

           Not Applicable


Item 5.    OTHER INFORMATION
           -----------------

           None


Item 6.    EXHIBITS & REPORTS ON FORM 8K (17 CFR 249.308)
           ----------------------------------------------

           (27) Financial Data Schedule

           Form S-8 filed May 17, 1995. Audio Communications Network, Inc. 1993 Employee Stock Purchase and Stock Bonus Plan

                                  FORM 10-QSB

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  August 7, 1995                 /s/ Doris K. Krummenacker
      -------------------            --------------------------
                                     Doris K. Krummenacker
                                     Vice President/Finance &
                                     Treasurer



Date  August 7, 1995                 /s/ A. J. Schell
      ------------------             --------------------------
                                     A. J. Schell
                                     Chairman and
                                     Chief Executive Officer