Form 10QSB
period 1995-09-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1995-11-09
CIK 53678

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

          For the quarterly period ended   September 30, 1995
                                           ------------------

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                           EXCHANGE ACT

         For the transition period from ______________ to _________________

                  Commission file number 0-7762
                                         ------

                      AUDIO COMMUNICATIONS NETWORK, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  FLORIDA                              52-0690530
      ---------------------------------           -------------------
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)           Identification No.)

              1000 Legion Place, Suite 1515, Orlando, Fl.  32801
              --------------------------------------------------
                   (Address of principal executive office)

                                 (407) 649-8877
                                 --------------
                          (Issuer's telephone number)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

          Check whether the registrant filed all documents and reports required to be filed by
  Section 12, 13 or 15(d) of the Exchange Act after distribution of securities
  under a plan confirmed by court.  Yes      No       Not Applicable  X
                                        ----     ----                ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS
                       ------------------------------------

      State the number of shares outstanding of each of the issuer's classes
  of common equity, as of the latest practicable date:   2,234,884
                                                         ---------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                          THIRD QUARTER
                                  ----------------------------
                                      FOR THE 3 MONTHS ENDED
                                  ----------------------------
PART I - FINANCIAL INFORMATION      9/30/95          9/30/94
------------------------------    -----------      -----------
Music Sales ....................  $ 1,412,296      $ 1,373,872
Installations ..................      275,215          192,591
Equipment Sales ................      162,182          184,393
Labor & Service ................       55,984           69,875
                                  -----------      -----------
TOTAL REVENUE...................    1,905,677        1,820,731

COST AND EXPENSES
-----------------
Cost of Sales...................      776,265          784,659
Selling, General and
  Administrative Expenses.......      537,736          565,196
Depreciation and Amortization...      289,697          321,437
                                  -----------      -----------
TOTAL ..........................    1,603,698        1,671,292
                                  -----------      -----------

Income before Other Income
  (Expense) and Income Taxes....      301,979          149,439

OTHER INCOME (EXPENSE):
-----------------------
Interest Income ................        2,414            1,048
Interest Expense................     (140,369)        (123,439)
Other ..........................       13,789           24,682
                                  -----------      -----------
OTHER NET ......................     (124,166)         (97,709)
                                  -----------      -----------

Income before Income Taxes......      177,813           51,730

Provision for Income Taxes .....       16,400            9,700
                                  -----------      -----------

Net Income......................  $   161,413     $     42,030
                                  ===========     ============
Net Income Per Common Share       $       .07     $        .02
---------------------------       ===========     ============

Number of Common Shares ........    2,239,446        2,225,990
                                  ===========     ============
Dividends Per Share                       -0-              -0-
                                  ===========     ============

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                        FIRST NINE MONTHS
                                 ---------------------------
                                     FOR THE 9 MONTHS ENDED
                                 ---------------------------
PART I - FINANCIAL INFORMATION     9/30/95         9/30/94
------------------------------   -----------     -----------
Music Sales ...................   $4,250,374      $3,980,007
Installations .................      794,196         524,855
Equipment Sales ...............      419,474         380,187
Labor & Service ...............      163,092         158,019
                                  ----------      ----------
TOTAL REVENUE..................    5,627,136       5,043,068

COST AND EXPENSES
-----------------
Cost of Sales .................    2,256,744       2,116,962
Selling, General and
Administrative Expenses .......    1,681,268       1,567,443
Depreciation and Amortization..      854,925         899,886
                                  ----------      ----------
TOTAL .........................    4,792,937       4,584,291
                                  ----------      ----------

Income before Other Income
(Expense) and Income Taxes.....      834,199         458,777

OTHER INCOME (EXPENSE):
-----------------------
Interest Income ...............        5,827           3,306
Interest Expense...............     (404,357)       (336,591)
Other .........................       62,607          63,900
                                  ----------      ----------
OTHER NET .....................     (335,923)       (269,385)
                                  ----------      ----------

Income before Income Taxes.....      498,276         189,392

Provision for Income Taxes ....       36,500          24,500
                                  ----------      ----------

Net Income.....................   $  461,776      $  164,892
                                  ==========      ==========
Net Income Per Common Share       $      .21      $      .08
---------------------------       ==========      ==========

Number of Common Shares .......    2,239,009       2,105,321
                                  ==========      ==========
Dividends Per Share                      -0-             -0-
                                  ==========      ==========

                    AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                          UNAUDITED CONSOLIDATED BALANCE SHEETS


                                             9/30/95           12/31/94
                                          -------------    ------------------
                                           (Unaudited)       (Condensed from
PART I - FINANCIAL INFORMATION                              Audited Financial
------------------------------                                 Statements)
ASSETS
Current Assets:
Cash & Cash Equivalents..............     $    597,379        $    509,064
Accounts Receivable..................          534,677             558,353
Inventories..........................          339,498             228,242
Prepaid Expenses & Other.............          171,622              78,140
                                          ------------        ------------

Total - Current Assets...............        1,643,176           1,373,799
                                          ------------        ------------

Property - Net.......................        3,324,775           2,896,512
                                          ------------        ------------

Subscriber Contracts & Other
Intangibles..........................        1,655,605           1,826,977
Goodwill.............................        2,030,132           2,138,407
Deposits & Other.....................           12,730               5,915
                                          ------------        ------------
Total Other Assets...................        3,698,467           3,971,299
                                          ------------        ------------
TOTAL................................     $  8,666,418        $  8,241,610
                                          ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt.............     $    851,592        $    824,902
Current Portion of Obligation
  Under Capital Leases...............           28,657              58,936
Accounts Payable.....................          633,889             629,426
Accrued Liabilities..................          135,678             137,859
                                          ------------        ------------
Total Current Liabilities............        1,649,816           1,651,123
                                          ------------        ------------

Long - Term Debt.....................        4,326,965           4,366,763
                                          ------------        ------------
Obligations Under Capital Leases.....           13,829              12,738
                                          ------------        ------------
Deferred Compensation................           50,000              50,000
                                          ------------        ------------
Stockholders' Equity:
Common Stock, $.25 par value
  8,000,000 shares, authorized,
  2,233,360 shares issued and
  outstanding in 1994 and 2,234,884
  in 1995............................          558,721             558,340

Capital Contributed in Excess
  of Par Value.......................        4,999,658           4,996,992
Accumulated Deficit..................       (2,932,571)         (3,394,346)
                                          ------------        ------------

Stockholders' Equity.................        2,625,808           2,160,986
                                          ------------        ------------

TOTAL................................     $  8,666,418        $  8,241,610
                                          ============        ============

PART I
------

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE 9 MONTHS ENDED SEPTEMBER 30TH
                                            -------------------------------------
                                                 1995                   1994
                                            --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash Received From Customers..............    $ 5,590,384            $ 4,885,761
Cash Paid To Suppliers & Employees........     (4,738,348)            (3,333,207)
Interest Received.........................          5,827                  3,306
Interest Paid.............................       (403,550)              (338,965)
Income Tax Paid...........................        (54,545)               (21,702)
Other-Net.................................          6,778                (12,640)
                                              -----------            -----------
Net cash provided by
  Operating Activities....................        406,546              1,182,553
                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Net Proceeds from surrender of officer's
  life insurance..........................            -0-                 42,585
Proceeds from sale of equipment...........          2,050                  1,250
Capital Expenditures......................        (11,530)              (391,298)
Purchase of Baltimore Acquisition.........            -0-               (461,964)
Deferred Acquisition Costs................            -0-                (56,979)
Deferred Charges..........................        (65,075)               (15,994)
Purchase of Subscription Contract Rights..        (33,041)                   -0-
Employee Stock Purchase...................          3,047                    -0-
                                              -----------            -----------
Net Cash used in Investing Activities.....       (104,549)              (882,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from issuance of long-term debt..      5,200,000                553,580
Principal payments under Capital lease
  obligations.............................        (56,967)               (85,981)
Repayment of Long-Term Debt...............     (5,356,715)              (690,065)
                                              -----------            -----------
Net Cash Used in Financing Activities.....       (213,682)              (222,466)
                                              -----------            -----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS........................         88,315                 77,687

CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR....................................        509,064                363,252
                                              -----------            -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................    $   597,379            $   440,939
                                              ===========            ===========

PART I
------

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                 1995                1994
                                            --------------      --------------
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income................................    $   461,776         $   164,892
                                              -----------         -----------
Adjustments to Reconcile Net Income
To Net Cash Provided by Operations:

Depreciation and Amortization.............        860,245             933,484
Valuation Allowance.......................          3,650              42,500
Deferred Commissions - Net................        (41,947)            (42,363)
Gain on sale of equipment.................            -0-              (1,250)
Employee Stock Bonus in lieu of Cash......            -0-               5,000
Accounts Receivable.......................         20,026            (254,508)
Prepaid and Other Current Assets..........        (93,482)            (15,901)
Inventories...............................       (806,004)            (93,090)
Other-Net.................................            -0-                 -0-
Accounts Payable..........................          4,463             379,336
Accruals..................................         (2,181)             64,453
                                              -----------         -----------
Total Adjustments.........................        (55,230)          1,017,661
                                              -----------         -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES..............................    $   406,546         $ 1,182,553
                                              ===========         ===========

Supplemental Schedule of Noncash Investing and Financial Activities:

During the 9 mos. ending September 30th, 1995 and 1994, approximately $695,000 and $374,000, respectively, of inventory was leased to customers and reclassified to property and equipment.

Capital lease obligations of approximately $18,000 were incurred during 1995.

Loan obligations of approximately $104,000 and $46,000 were incurred during the 9 mos. of 1995 and 1994, respectively for service equipment vehicles.

PART I
------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
-------

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of operating revenues.


                                          RELATIONSHIP TO TOTAL REVENUES
                                       ------------------------------------
                                       FOR THE PERIOD ENDING SEPTEMBER 30TH
                                       ------------------------------------
                                        THIRD QUARTER    FIRST NINE MONTHS
                                       ---------------   ------------------
                                        1995     1994      1995      1994
                                       ------   ------    ------    ------
Revenues from Operations               100.0%   100.0%    100.0%    100.0%

Operating Costs and Expenses           (68.9)   (74.1)    (70.0)    (73.1)
                                       -----    -----     -----     -----
Income from Operations before
Depreciation and Amortization           31.1     25.9      30.0      26.9

Depreciation and Amortization          (15.2)   (17.7)    (15.2)    (17.8)
                                       -----    -----     -----     -----
Income before Other Income (Expense),
    and Income Taxes                    15.9      8.2      14.8       9.1

Other Income (Expense) Net              (6.5)    (5.4)     (6.0)     (5.3)
                                       -----    -----     -----     -----
Income before Income Taxes               9.4      2.8       8.8       3.8

Provision for Income Taxes              (0.9)    (0.5)     (0.6)     (0.5)
                                       -----    -----     -----     -----
Net Income                               8.5      2.3       8.2       3.3
                                       =====    =====     =====     =====

PART I
------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

NET REVENUES:
-------------

Consolidated Net Revenues for the 3rd. Quarter of 1995 were $1,906,000 as compared to $1,821,000 for the like period of 1994 an increase of 5% or $85,000. Revenue for the 3rd. Quarter remained relatively the same as the 2nd. Quarter of '95. Whereas the Baltimore and Fresno franchises had exceptional large installations and equipment sales in the previous quarter it was Baltimore and Kansas City who had significant equipment and installation sales in the 3rd. Quarter of '95. This is an increase of 34% for the 9 Months of '95 over the like period of '94. The recurring base also increased by 7%. Overall the 9 Months of '95's total operations increased by 12% over '94's 9 Months total revenues. Audio still has a considerable backlog of installations and it is anticipated that the Company will finish the year strong.


COST AND EXPENSES:
------------------

There was a decrease in Cost and Expenses as a percentage of sales for the 3rd. Quarter and 9 Months of '95 over the 3rd. Quarter and 9 Months of '94 due
primarily to the increase in installation sales.   Cost and Expense as a
percentage of sales remained relatively the same as the 2nd. Quarter of '95 due to the same increase in installation sales.

DEPRECIATION AND AMORTIZATION:
------------------------------

Depreciation and amortization decreased as a percentage of sales for the 3rd. Quarter and 9 Months of '95 versus the like periods of '94 and remained comparatively the same as the 2nd. Quarter of '95 due to certain assets and intangibles related to previous acquisitions becoming fully depreciated and amortized.


OTHER INCOME AND EXPENSE:
-------------------------

Other Income and Expense increased in the 3rd. Quarter and 9 Months of '95 over the like period of '94 and the 2nd. Quarter of '95 due to the increase in the prime rate, the moratorium on Audio's loan principal payment and the reduction of the Company's principal payment when the loan was restructured in June of '95, thereby increasing interest expense. Other than interest expense there is an admixture of cancellation fees, bad debt recoveries, commissions earned or allowed, bank service charges and interest income.


INCOME TAXES:
-------------

At September 30, 1995, the Company had net operating loss carryforwards for federal tax purposes of approximately $3.4 million. Such loss carryforwards expire in 2002 through 2006. The provisions for income taxes in 1995 and 1994 are related to state income taxes.


NET INCOME:
-----------

Net income for the 3rd. Quarter of '95 was $161,000 or $.07 a share as compared to $42,000 or $.02 a share for the comparable period last year. This is an increase of 284% or $119,000. Net income decreased from a high of $185,000 in the 2nd. Quarter of '95 to $161,000 in the 3rd. Quarter of

'95. The net decrease is due to additional overhead expense incurred, additional depreciation on capital equipment and an increase in interest expense due to the reduction in principal payments discussed below.

Net income for the 9 Months of '95 was $462,000, or $.21 per share, as compared to $165,000, or $.08 per share. This is an increase of $297,000 or 180%. This increase is due to the Company's continued growth with revenues of $5,627,000 in '95 versus $5,043,000 for the 9 Months of '94 and, as mentioned previously, the reduction in depreciation and amortization expense due to certain assets and intangibles related to previous acquisitions becoming fully depreciated and amortized.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) were $1,758,000 in '95 as compared to '94's $1,426,000.

On January 28, 1994 the Company borrowed an additional $554,000 from Sun Bank, N.A. for the purchase of subscriber contracts and for DBS equipment to be installed in the locations acquired in the Baltimore/Delmarva area. On March 4, 1994 the Company assumed the Sun Bank, N.A. California franchise debt of $1,186,000 with an interest rate of 1% above prime and lease obligation of approximately $71,000. On November 1, 1994 the Sun Bank, N.A. granted the Company a moratorium on its principal payments for four months for the purpose of converting its Fresno franchise from SCA to DBS. On June 7, 1995 Audio Communications Network, Inc. and Sun Bank, N.A. entered into a 7th Amendment to its existing loan agreement. The new amendment is for $5,200,000 and it is called a "consolidated loan." It paid off Audio's and American Music's indebtedness of $4,899,000. The following covenants supercede all other covenants: 1) Debt Service Coverage Ratio; 2) Debt to Net Worth Ratio; and 3) A Minimum Monthly Recurring Billing Required.
All payments on debt obligations have been made on a timely basis. The 1995 projection shows the Company can continue to meet its debt obligations.

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

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  November 7, 1995
      -------------------           ---------------------------
                                     Doris K. Krummenacker
                                     Vice President/Finance &
                                     Treasurer



Date  November 7, 1995
      -------------------           ---------------------------
                                     A. J. Schell
                                     Chairman and
                                     Chief Executive Officer