Form 10KSB
period 1995-12-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1996-04-01
CIK 53678

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1995.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required)

For the transition period from                    to                     .
                               ------------------    --------------------

Commission file Number 0-7762.

                      AUDIO COMMUNICATIONS NETWORK, INC.
- ------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                 Florida                                     59-0690530
     -------------------------------                    --------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

1000 Legion Place, Suite 1515, Orlando, Florida                 32801
- -----------------------------------------------         --------------------
   (Address of principal executive offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code  (407) 649-8877

                                                --------------
Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
      Title of each Class                                which registered
      -------------------                           ------------------------
             None                                              None
             ----                                              ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock - $.25 par value
- ------------------------------------------------------------------------------
                               (Title of Class)

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
                                                             Yes  X   No
                                                                 ---     ---

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X).

          Issuer's revenues for its most recent fiscal year  $7,621,495.
                                                             ----------
          As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of Registrant was $3,152,166.
                                         ----------
          As of March 15, 1996, 2,243,821 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Part III information is incorporated by reference to Registrant's definitive proxy statement to be filed under Regulation 14A.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
- -------

     The Company owns and operates MUZAK/(R)/ franchises. The Company currently owns franchises located in Baltimore, Maryland and the Delmarva peninsula area encompassing the Maryland Eastern Shore, and Kansas City and St. Louis, Missouri, and Fresno, California, and the recently acquired franchise in Jacksonville, Florida. The Company distributes functional programs of MUZAK/(R)/ and ancillary products and services.

   The Company was incorporated in Florida in 1953, and originally operated as a manufacturer of various types of electronic equipment used for the transmission and reception of specialized communications systems used principally by the background music industry. In 1989, the Company ceased its manufacturing efforts.

   In 1985, the Company acquired its first MUZAK/(R)/ franchise when it purchased the assets of the Maryland Music Corporation, the MUZAK/(R)/ franchise for Baltimore, Maryland. In 1986, the Company purchased the assets of Delmarva Music, the MUZAK/(R)/ franchise for the Delmarva peninsula area, and acquired the stock of Music Services, Inc., the MUZAK/(R)/ franchise for Kansas City, Missouri. In 1988, the Company continued its expansion with the purchase of the assets of Wired Music, Inc., the MUZAK/(R)/ franchise for St. Louis, Missouri. In May 1992, the Company acquired certain assets of Business Music of America in St. Louis, Missouri. This acquisition was incorporated into the Company's MUZAK/(R) /franchise in St. Louis and further strengthened the Company's position in the St. Louis market.

   In January 1994, the Company purchased additional subscriber accounts in the Delmarva peninsula area from an independent music supplier for the Baltimore franchise. Additionally in March 1994, the Company acquired all the outstanding stock of American Music Network, Inc. (AMN) in exchange for newly issued shares of the Company's common stock in a related party transaction. AMN is based in Fresno, California, and serves central California, including Fresno, Modesto, Salinas, and the Monterey peninsula.

   On January 2, 1996, the Company acquired the assets of Florida Sound Engineering Company (Florida Sound) holder of the Jacksonville, Florida MUZAK/(R)/ franchise. In addition to the MUZAK/(R)/ franchise, the Company also acquired the assets of Florida Sound's Pro Sound Division enabling it to install complex and extensive communication systems, such as the newly completed Jacksonville Municipal Stadium. The area of operations extends beyond Jacksonville to Gainesville, Ocala, St. Augustine, and into southern Georgia, including Brunswick.

MUZAK/(R)/ PRODUCTS
- -------------------

     Through its network of MUZAK/(R)/ franchises, the Company distributes functional programs of MUZAK/(R) /to a wide range of businesses. MUZAK/(R)/ is used primarily as a management tool to increase productivity and efficiency and to enhance sales environments. The programs are distributed by means of telephone lines, FM SCA (Subsidiary Communication Authorization) radio transmissions which are special communication systems on the portion of the FM broadcast signal not normally available to the general public, and direct broadcast satellite (DBS). Distribution by radio transmissions permits up to two programs while DBS distribution enables the dissemination of up to 16 music programs, from environmental to classical, as well as data and video.

   The Company also provides certain ancillary products such as audio/video systems and equipment, data services whereby a business distributes data to multiple locations through the Company's communications systems, and messaging on hold whereby advertisements are delivered while a telephone caller is on hold. The Company also uses its communications systems to provide in-store advertising services and advertising services produced by MUZAK/(R)/

   The audio, video and other equipment needed to receive MUZAK/(R)/ and ancillary products may be provided to the customer by the Company or other suppliers. The Company also provides equipment installation services.

MARKETING
- ---------

   The customer base is in excess of 9,600 accounts. The Company bills its customers monthly under long term service agreements which provide the recurring revenue base for the Company. The Company is not dependent on one or a few major customers.

   All MUZAK/(R)/ affiliates operate under an exclusive 10-year agreement with MUZAK/(R)/ for distribution of products. The Company pays to MUZAK/(R)/ a set market fee and a royalty based on its gross billings.

COMPETITION
- -----------

     The Company competes with independent distributors of other music products in each of its current markets. The Company is the leading distributor of music products in these markets. The Company believes its leading position is attributable to the superior service and equipment provided to the customer and the availability of additional audio products. Also MUZAK/(R)/ has the only national distribution network through the Company and its other MUZAK/(R)/ affiliates and this network provides continuity of product for MUZAK/(R)/ subscribers with multiple locations.

EMPLOYEES
- ---------

     The Company employs approximately 82 persons all of whom are full-time employees. The service and installation employees of the MUZAK/(R)/ franchise in Kansas City, Missouri, are members of Communications Workers of America AFL/CIO. These employees are currently working under a negotiated agreement which expires in April 1996. Negotiations are currently underway with the union to reach a new agreement. Additionally, the employees of the St. Louis, Missouri franchise are working under a negotiated agreement with the International Brotherhood of Electrical Workers (IBEW). This agreement became effective in September 1995 and continues in full force and effect through August 1998 and automatically renews itself from year to year thereafter, unless either the Company or IBEW serves written notice upon the other party to the agreement sixty days prior to the expiration date or sixty days prior to any subsequent anniversary date.

ITEM 2.  DESCRIPTION OF PROPERTY

   The offices of the Company are located in Orlando, Florida and occupy approximately 2,000 square feet of leased space. MUZAK/(R)/ franchises are operated from leased facilities within their respective cities.

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (A)  Price Range of Common Stock
        ---------------------------

   The Company's Common Stock is traded in the over-the-counter market under the symbol "AUCM". All over-the-counter prices are quotes supplied by the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. Quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                   BID PRICES
                                                  -------------
1994                                               HIGH    LOW
- ----
  First Quarter                                    2-1/8  1-1/8
  Second Quarter                                   1-3/4    1
  Third Quarter                                    1-3/8    1
  Fourth Quarter                                   1-3/8    1

1995
- ----
  First Quarter                                    1-3/8   3/4
  Second Quarter                                   1-3/8   7/8
  Third Quarter                                    2-1/4  1-1/4
  Fourth Quarter                                   2-1/8    1

   (B)  Approximate Number of Equity Security Holders
        ---------------------------------------------

                                           Approximate Number of Shareholders
       Title of Class                          As of February 29, 1996
       --------------                      ----------------------------------
Common Stock, $.25 Par Value                               618

   (C)  Dividends
        ---------

   No dividends have been paid on the Company's Common Stock since 1973.

   Payment of dividends are within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. Also, the Company's banking facility prohibits the Company from paying dividends without the prior written consent of the lender.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Set forth below is a discussion of the Company's financial condition, changes in financial condition and results of operations for the periods indicated.

SUMMARY
- -------

     The following table sets forth for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.

                            PERCENTAGE OF REVENUES
                            ----------------------


                                                     YEAR ENDED DECEMBER 31,
                                                    1995      1994      1993

Revenues from Operations                           100.0 %   100.0 %   100.0 %

Operating Costs and Expenses                       (69.7)%   (72.3)%   (72.1)%
                                                   -----     -----     -----

Income from Operations before
   Depreciation and Amortization                    30.3 %    27.7 %    27.9 %

Depreciation and Amortization                      (15.4)%   (17.4)%   (20.0)%
                                                   -----     -----     -----

Income before Other Income (Expense)
   and Income Taxes                                 14.9 %    10.3 %     7.9 %

Other Income Expense), Net                          (6.2)%    (5.2)%    (5.1)%
                                                   -----     -----     -----

Income before Income Taxes                           8.7 %     5.1 %     2.8 %

Provision for Income Taxes                          (0.7)%    (0.5)%    (0.2)%
                                                   -----     -----     -----

Net Income                                           8.0 %     4.6 %     2.6 %
                                                   -----     -----     -----

                             RESULTS OF OPERATIONS
                             ---------------------

GENERAL DISCUSSION
- ------------------

     The year 1995 exceeded the Company's target; net income and earnings per share approximately doubled from the previous year. The year 1994 was the most profitable in a decade and 1995 continued that favorable trend. Revenues increased in every category from equipment sales to recurring billing, the "major" factor in the success of a MUZAK/(R)/ franchise.

   The Company is committed to growth through increased revenues and acquisitions. It met that commitment in increased revenues in 1995 and subsequently on January 2, 1996, the Company acquired the assets of Florida Sound, the MUZAK/(R)/ franchise holder for northern Florida and southern Georgia. Included in the acquisition was Florida Sound's Pro Sound Division capable of high-tech communication and sound systems as complex as the recently completed Jacksonville Municipal Stadium. The acquisition is expected to increase the Company's revenue to an estimated $11,000,000 in 1996.

   In addition to its operations in Baltimore, Maryland, the Delmarva peninsula area encompassing the Maryland Eastern Shore, Fresno, California, Kansas City and St. Louis, Missouri, the Company has extended its operations to Jacksonville, Gainesville, Ocala, and St. Augustine, Florida, and into southern Georgia, including Brunswick.

REVENUES
- --------

     As previously mentioned, the Company continues its growth with consolidated revenues increasing in 1995 to $7,621,000 from $6,913,000 in 1994, an increase of 10% or $708,000. Revenues in 1994 increased by 27% to $6,913,000 from $5,455,000 in 1993. Twenty-two percent (or approximately $1,190,000) of the 1994 increase was attributable to the purchase of the subscriber accounts from an independent music supplier in the Delmarva peninsula area and the acquisition of the MUZAK/(R)/ franchise in central California.

COSTS AND EXPENSES
- ------------------

     There was a slight decrease in cost of sales as a percentage of sales in 1995 over the previous year due to various installations not requiring additional materials. The year 1994 increased over 1993 as a percentage of sales as a result of increased installation and equipment sales that required labor, material, and expenses.

   There was no additional sales expense due to the increased 1995 revenues resulting in a slight decrease in selling, general, and administrative expenses as percentage of sales in 1995 over 1994. The year 1994's decrease over 1993 was attributable to additional allowance for doubtful accounts recorded in 1993 for increased reserves for bad debts due to the 1993 flood disaster in the Midwest.

   Depreciation and amortization as a percentage of sales decreased in 1995 over 1994 and 1994 over 1993 as a result of certain assets and intangibles related to previous acquisitions becoming fully depreciated and amortized. The decrease in 1994 was partially offset by an increase in amortization and depreciation expense incurred by the Baltimore purchase and California acquisition.

OTHER INCOME (EXPENSE)
- ---------------------

   The increase in interest expense in 1995 over 1994 was due to the increase in the prime rate and the reduction of the Company's principal payment when the loan was restructured in June 1995, thereby increasing interest expense. The increase in interest expense in 1994 over the previous year was due to the increase in the prime rate and additional borrowings for the Baltimore purchase and the assumptions of the California franchise debt.

   Other "net" remained relatively the same in all years with the exception in 1994 when proceeds were received in connection with the surrendering of a key man policy no longer required. Other "net" is primarily comprised of cancelation fees, bad debt recoveries, commissions earned, and discounts earned or allowed.

INCOME TAXES
- ------------

     Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes.
                                                  ---------------------------
The adoption of FAS 109 had no impact on the consolidated financial position or results of operations of the Company.

   At December 31, 1995, the Company had net operating loss carryforwards for federal tax purposes of approximately $3.1 million. Such loss carryforwards expire in 2002 through 2006.

NET INCOME
- ----------

     Net income for 1995 was $609,000 as compared to 1994 net income of $312,000, an increase of 95% or $297,000. Earnings per share for 1995 were $.27 per share as compared to 1994's $.15 per share, an increase of 80% or $.12 per share. Net income for 1994 doubled when compared to 1993's $142,000 or $.08 per share.

   Income increased both years due to continued growth and certain assets and intangibles related to previous acquisitions being fully depreciated and amortized.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Operating cash flows (computed as net income plus interest, taxes, depreciation, and amortization) have increased from a low of $1,601,000 in 1993 to a high of $2,376,000 in 1995. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis in all years.

   In July 1993, the bank loans were renewed with SunTrust Bank, Central Florida, N.A. (SunTrust), with a maturity date of July 1, 1999 and bear interest at 1-1/4% above prime. Additionally on January 28, 1994, the Company increased its bank loans from SunTrust for the purchase of subscriber contracts for the Baltimore franchise and for DBS equipment to be installed in the locations purchased.

   On March 4, 1994, the Company assumed upon its purchase of the California franchise its debt of $1,186,000 with an interest rate of 1% above prime and lease obligations of approximately $71,000.

   On June 7, 1995, the Company and SunTrust entered into a 7th Amendment to its existing loan agreement. The new amendment was for $5,200,000 and was called a "consolidated loan." It paid off the Company's and AMN's indebtedness of $4,899,000. The following covenants supersede all other covenants: 1) Debt Service Coverage Ratio, 2) Debt to Net Worth Ratio, and 3) a Minimum Monthly Recurring Billing Required.

   Subsequent to December 31, 1995, the Company and SunTrust entered into a Second Amended and Restated Loan Agreement to its existing loan agreement. The new amendment is for $11,000,000 and is called a "consolidated loan." The new loan paid off the Company's indebtedness of $4,810,000 at year-end and gave the Company the ability to purchase for cash the assets of the MUZAK/(R)/ franchise in Jacksonville, Florida, and to purchase additional inventory for the Pro Sound Division acquired in the acquisition.

ACQUISITIONS
- ------------

     In January 1994, the Company purchased for cash various subscriber accounts from an independent music supplier in the Baltimore/Delmarva peninsula area. The additional recurring revenue, although not material, had an immediate positive effect on the Company's net income.

   In March 1994, the Company acquired AMN, the exclusive MUZAK/(R)/ franchise for central California, including Fresno, Modesto, Salinas, and the Monterey peninsula. Positive growth had been experienced within the state of California and this trend was expected to continue.

   AMN was acquired from A.J. Schell, Chairman, President, and CEO of the Company. The new acquisition complimented the Company's plans to operate in major metropolitan areas.

   AMN operates as a wholly owned subsidiary of Audio Communications Network, Inc.

   On January 2, 1996, the Company acquired the assets of Florida Sound, the Jacksonville, Florida MUZAK/(R)/ franchise holder for $5,750,000. Included in the sale, the Company acquired Florida Sound's Pro Sound Division with its accounts receivable, inventory, and other equipment. This division will allow the Company to expand its sound system contracting business. The Jacksonville company's name will remain the same, and it will operate as a wholly owned subsidiary of Audio Communications Network, Inc.

   Traditionally, MUZAK/(R)/ franchises generate substantial and sufficient cash flows, and the Company has no reason to believe that the Florida franchise will not meet the Company's expectations.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                                                                          PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         10

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, December 31, 1995 and 1994                11

    Consolidated Statements of Operations for the Years Ended
       December 31, 1995, 1994, and 1993                                   13

    Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 1995, 1994, and 1993                             14

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994, and 1993                                   15

    Notes to Consolidated Financial Statements for the Years Ended
       December 31, 1995, 1994, and 1993                                   17

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

         Not Applicable

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Audio Communications Network, Inc.:

We have audited the accompanying consolidated balance sheets of Audio Communications Network, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Orlando, Florida
February 16, 1996

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ----------------------------------------------------

ASSETS                                         1995                 1994

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)     $  590,107.00        $   509,064.00
  Accounts receivable - trade
    (less allowance for doubtful
     accounts of $147,000 in 1995
     and $130,000 in 1994)                  519,754.00            558,353.00
  Inventories (Note 1)                      359,888.00            228,242.00
  Prepaid expenses                           33,416.00             34,933.00
  Other current assets                               -             43,207.00
                                         -------------         -------------

        Total current assets              1,503,165.00          1,373,799.00
                                         -------------         -------------

PROPERTY - At cost:  (Notes 1 and 3)
  Leasehold improvements                     49,720.00             46,724.00
  Machinery and equipment                 6,117,933.00          5,113,309.00
  Furniture and fixtures                    333,563.00            328,688.00
                                         -------------         -------------

        Total                             6,501,216.00          5,488,721.00
  Less accumulated depreciation          (3,142,999.00)        (2,592,209.00)
                                         -------------         -------------

        Property - net                    3,358,217.00          2,896,512.00
                                         -------------         -------------

OTHER ASSETS:
  Subscriber contract rights and
    other intangible assets
    (net of accumulated amortization
    of approximately $5,891,000 in
    1995 and $5,448,000 in 1994)
    (Note 1)                              1,541,922.00          1,826,977.00
  Goodwill (net of accumulated
    amortization of approximately
    $518,000 in 1995 and
    $374,000 in 1994) (Note 1)            1,994,040.00          2,138,407.00
  Deposits and other                         13,734.00              5,915.00
                                         -------------         -------------

        Total other assets                3,549,696.00          3,971,299.00
                                         -------------         -------------
TOTAL                                    $8,411,078.00         $8,241,610.00
                                         =============         =============

                 (Continued)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                    1995                  1994
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 2)                       $   923,697.00        $   824,902.00
  Current portion of obligations under capital leases (Note 3)          12,697.00             58,936.00
  Accounts payable                                                     458,872.00            629,426.00
  Royalties payable                                                     20,825.00             55,352.00
  Accrued liabilities                                                   68,781.00             82,507.00
                                                                   --------------        --------------
        Total current liabilities                                    1,484,872.00          1,651,123.00
                                                                   --------------        --------------

LONG-TERM DEBT (Note 2)                                              4,089,019.00          4,366,763.00
                                                                   --------------        --------------
OBLIGATIONS UNDER CAPITAL LEASES (Note 3)                                                     12,738.00
                                                                                         --------------

DEFERRED COMPENSATION (Note 1)                                          50,000.00             50,000.00
                                                                   --------------        --------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY: (Note 4)
  Common stock, $.25 par value, authorized, 8,000,000
    shares; issued and outstanding, 2,243,821 shares in 1995
    and 2,233,360 shares in 1994                                       560,955.00            558,340.00
  Capital contributed in excess of par value                         5,011,451.00          4,996,992.00
  Accumulated deficit                                               (2,785,219.00)        (3,394,346.00)
                                                                   --------------        --------------

        Total stockholders' equity                                   2,787,187.00          2,160,986.00
                                                                   --------------        --------------

TOTAL                                                              $ 8,411,078.00        $ 8,241,610.00
                                                                   ==============        ==============

See notes to consolidated financial statements.

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- -------------------------------------------------------

                                         1995           1994          1993
REVENUES (Note 1)                    $7,621,495     $ 6,912,519   $   5,455,418
                                   -----------      -----------     -----------

COSTS AND EXPENSES:
    (Notes 1 and 6)
  Cost of sales                      3,061,675        2,825,560       2,159,640
  Selling, general and
    administrative expenses          2,252,295        2,173,943       1,773,750
  Depreciation and amortization      1,171,670        1,205,191       1,089,486
                                   -----------      -----------     -----------

           Total                     6,485,640        6,204,694       5,022,876
                                   -----------      -----------     -----------

INCOME BEFORE OTHER INCOME
   (EXPENSE) AND INCOME TAXES        1,135,855          707,825         432,542
                                   -----------      -----------     -----------

OTHER INCOME (EXPENSE):
  Interest income                       22,448           17,463           5,151
  Interest expense (Note 2)           (538,112)        (464,598)       (357,210)
  Other                                 46,436           89,035          73,995
                                   -----------      -----------     -----------

           Other - net                (469,228)        (358,100)       (278,064)
                                   -----------      -----------     -----------

INCOME BEFORE INCOME TAXES             666,627          349,725         154,478

PROVISION FOR INCOME TAXES
   (Notes 1 and 5)                      57,500           37,700          12,700
                                   -----------      -----------     -----------
NET INCOME                         $   609,127      $   312,025     $   141,778
                                   ===========      ===========     ===========
NET INCOME PER COMMON SHARE
   (Note 1)                        $       .27      $       .15     $       .08
                                   ===========      ===========     ===========



See notes to consolidated financial statements.

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ------------------------------------------------------------------------------

                                                                        CAPITAL
                                                                      CONTRIBUTED                            TOTAL
                                                        COMMON         IN EXCESS         ACCUMULATED      STOCKHOLDERS'
                                                        STOCK         OF PAR VALUE         DEFICIT           EQUITY
BALANCE, DECEMBER 31, 1992                            $411,856         $4,152,429        $(3,848,149)      $  716,136

  Stock issued to directors in lieu
    of cash compensation                                11,809             37,787                              49,596

  Net income                                                                                 141,778          141,778
                                                      --------         ----------        -----------       ----------

BALANCE, DECEMBER 31, 1993                             423,665          4,190,216         (3,706,371)         907,510

  Stock issued to directors and employees
    in lieu of cash compensation                         2,557              9,592                              12,149

  Stock issued for acquisition                         132,118            797,184                             929,302

  Net income                                                                                 312,025          312,025
                                                      --------         ----------        -----------       ----------

BALANCE, DECEMBER 31, 1994                             558,340          4,996,992         (3,394,346)       2,160,986

  Stock issued to directors in lieu of
    cash compensation                                    2,002              9,700                              11,702

  Stock purchased by employees under
    employee stock purchase plan (Note 4)                  613              4,759                               5,372

  Net income                                                                                 609,127          609,127
                                                      --------         ----------        -----------       ----------

BALANCE, DECEMBER 31, 1995                            $560,955         $5,011,451        $(2,785,219)      $2,787,187
                                                      ========         ==========        ===========       ==========

See notes to consolidated financial statements.

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- -------------------------------------------------------------------------------


                                                       1995         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                     $ 7,624,741  $ 6,822,904  $ 5,444,182
  Cash paid to suppliers and employees              (6,415,647)  (5,479,138)  (4,238,404)
  Interest received                                     22,448       17,463        5,151
  Interest paid                                       (536,497)    (452,349)    (357,853)
  Income taxes paid                                    (71,101)     (12,742)     (16,352)
  Other - net                                              537        6,049       34,880
                                                   -----------  -----------  -----------

        Net cash provided by operating activities      624,481      902,187      871,604
                                                   -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (25,967)     (84,560)    (324,248)
  Proceeds from the sale of equipment                                              6,525
  Purchase of subscriber contract rights
    and other intangible assets                        (44,385)    (359,063)
                                                   -----------  -----------  -----------

        Net cash used in investing activities          (70,352)    (443,623)    (317,723)
                                                   -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations      (58,936)     (89,500)     (78,548)
  Proceeds from issuance of long-term debt           5,200,000      494,139       28,221
  Repayments of long-term debt                      (5,619,522)    (717,391)    (695,194)
  Proceeds from sale of stock to employees               5,372
                                                   -----------  -----------  -----------

        Net cash used in financing activities         (473,086)    (312,752)    (745,521)
                                                   -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  81,043      145,812     (191,640)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                              509,064      363,252      554,892
                                                   -----------  -----------  -----------

CASH AND CASH EQUIVALENTS, END OF YEAR             $   590,107  $   509,064  $   363,252
                                                   -----------  -----------  -----------

                                                                    (Continued)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ------------------------------------------------------------------

                                              1995          1994       1993
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Net income                                $  609,127  $  312,025  $  141,778
                                             ---------   ----------  ---------
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization            1,221,134   1,254,226   1,137,318
    Valuation allowances                        17,000      60,500     (27,000)
    Deferred compensation                            0           0     (12,041)
    Deferred commissions                       (59,030)    (42,825)    (33,219)
    Stock issued to directors and
      employees in lieu of cash
      compensation                              11,702      12,149      49,596
    Gain on sale of equipment                        0           0      (5,534)
    (Increase) decrease in operating
      assets and increase
    (decrease) in operating
       liabilities - net of business
       acquired:
      Accounts receivable                       21,599    (178,650)      9,331
      Prepaid and other assets                  36,905     107,071    (135,977)
      Inventories                           (1,019,492)   (817,319)   (316,360)
      Accounts payable                        (170,554)    204,171      60,650
      Accrued liabilities                      (48,253)     69,267     (18,385)
      Other - net                                4,343     (78,428)     21,447
                                             ---------   ----------  ---------

        Total adjustments                       15,354     590,162     729,826
                                             ---------   ----------  ---------

NET CASH PROVIDED BY OPERATING
     ACTIVITIES                             $  624,481  $  902,187  $  871,604
                                            ==========  ==========  ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 1995, 1994, and 1993, approximately $887,000, $864,000, and $216,000, respectively, of inventory was leased to customers and reclassified to property.

During the year ended December 31, 1995, subscriber contract rights totaling approximately $111,000 were acquired through the issuance of other long-term debt.

During the year ended December 31, 1995, service vehicles totaling approximately $130,000 were acquired through the issuance of long-term debt.

Capital lease obligations of approximately $65,000, and $7,000 were incurred in 1994 and 1993, respectively, when the Company entered into leases for new equipment.

During the year ended December 31, 1994, the Company acquired assets with a fair value of approximately $1,544,000, recorded goodwill of approximately $800,000, and assumed liabilities totaling approximately $1,415,000 for common stock totaling approximately $929,000 in connection with its acquisition of American Music Network, Inc.

See notes to consolidated financial statements.


                                                          (Concluded)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company owns and operates MUZAK/(R)/ franchises, which provide background music programming and ancillary services to customers, in four major metropolitan areas, as its single line of business.

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATION

The consolidated financial statements include the accounts of Audio Communications Network, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

Management believes the book value of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, royalties payable, accrued liabilities, long-term debt, and obligations under capital leases) approximates fair value.

INVENTORIES

Inventories, which consist of equipment held for sale or lease, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY

Property is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of 3 to 10 years.

DEFERRED COMPENSATION

The Company has a deferred compensation agreement with an officer providing for benefits payable to the officer at retirement or, in the event of the officer's death, to the officer's beneficiaries. The liability is fully accrued at December 31, 1995 and 1994.

GOODWILL AND INTANGIBLE ASSETS

Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, was previously amortized over 40 years using the straight-line method. Other intangible assets acquired, principally subscriber contract rights, are amortized using the straight-line method over various periods from three to ten years. Management evaluates the recoverability of goodwill and other intangible assets quarterly and annually based on current operating trends in relation to the recorded intangible values. In 1994, the Company refined its estimate of the useful life of goodwill to 20 years. The effect of the refinement was to decrease 1994 net income by approximately $39,600 ($.02 per share).

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. A
                                          ---------------------------
significant provision of FAS 109 is the use of the liability method of computing deferred income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, under FAS 109, the Company recognizes, subject to a valuation allowance regarding asset realization, the future tax benefits of expenses which have been recognized in the consolidated financial statements.

NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include shares issuable on the exercise of employee stock options under the incentive stock option plan adopted in May 1984 and amended in February 1991. The weighted average number of common shares outstanding were 1,659,233 for 1993, 2,137,611 for 1994, and 2,235,108 for 1995. Certain options have been excluded from the computation since their effect would be antidilutive.

CASH EQUIVALENTS

Cash equivalents include demand and interest-bearing deposits due from banks with original maturities of 90 days or less.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the
                                                    ------------------
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,
- ---------------------------------------------------------------------------
effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that the adoption of FAS 121 will not have a material impact on the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for employee stock-based arrangements based on their fair market value on the date of grant. For nonemployee stock-based arrangements, the Company is required to adopt the fair value method. If the Company chooses not to adopt FAS 123 for employee stock-based arrangements, it will be required to make proforma disclosures of net income and earnings per share, as if the fair value method had been applied, in the footnotes of the financial statements beginning in the fiscal year ending December 31, 1996.

RECLASSIFICATIONS

Certain amounts shown in 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1995 and 1994:

                                                       1995        1994

Commercial bank loan, interest accrues at the
 bank's prime rate plus 1.25% (9.75% at
 December 31, 1995); principal and interest paid    $4,810,000
 monthly, due July 1, 2000


Commercial bank loan, interest accrues at the
 bank's prime rate plus 1.25%; principal and
 interest payable monthly; refinanced in 1995                   $1,975,596


Commercial bank loan, interest accrues at the
 bank's prime rate plus 1.25%; principal and
 interest payable monthly; refinanced in 1995.                   2,108,000


Commercial bank loan, interest accrues at the
 bank's prime rate plus 1%; principal and
 interest payable monthly; refinanced in 1995                    1,044,548

Truck loans, interest accrues at approximately
 10%; principal and interest payable monthly;
 due through May 1998                                  136,248      63,521


Other long-term debt                                    66,468
                                                    ----------  ----------
Total                                                5,012,716   5,191,665
Less current portion                                   923,697     824,902
                                                    ----------  ----------
Long-term portion                                   $4,089,019  $4,366,763
                                                    ==========  ==========
Long-term debt matures as follows:


YEAR
1996                                         $  923,697
1997                                            988,021
1998                                          1,050,236
1999                                          1,140,762
2000                                            910,000
                                             ----------
Total                                        $5,012,716
                                             ==========

The Company's commercial bank loan is collateralized by substantially all assets of the Company and assignment of key man life insurance on the Company's President. These loans also contain certain covenants which, among other things, require maintenance of minimum earnings and current ratios, and monthly billings.

3. OBLIGATIONS UNDER CAPITAL LEASES

The Company is obligated under various capital leases for certain field equipment. The leases bear interest from 12% to 16% and generally provide that the Company pay the taxes, insurance and maintenance expenses relating to the leased assets. The net amount included in machinery and equipment is as follows:

                                                    December 31,
                                              -----------------------
                                                1995           1994

    Equipment                                 $254,993       $250,085
    Less accumulated amortization              116,593         89,533
                                              --------       --------
    Total                                     $138,400       $160,552
                                              ========       ========

As of December 31, 1995, minimum annual rental commitments under capital leases are as follows:

    1996                                                      $12,985
    Less amounts repesenting interest                             288
                                                              -------

    Total                                                      12,697
    Less current portion                                       12,697
                                                              -------
    Long-term portion                                         $   --
                                                              =======

4. STOCKHOLDERS' EQUITY

On May 10, 1984, the Company's stockholders adopted an incentive stock option plan (the "Plan") with 100,000 shares of common stock authorized to be granted thereunder. The Plan provides for the options to be granted to key employees, requires expiration within ten years of date of grant, allows the options to be exercised two years from the date of the grant, and requires the option price to be at least the fair market value, as determined by the Board of Directors, of the common stock on the date of grant. All options granted under the plan have been for five-year terms. The Plan was amended in February 1991 increasing the number of shares which may be issued from 100,000 to 200,000 shares.

Stock options outstanding under the Plan totaled 123,500 shares with an exercise price of $1.50 per share at December 31, 1993. During the year ended December 31, 1994, 66,000 shares under option were canceled. During the year ended December 31, 1995, options to purchase 101,000 shares with an exercise price of $1.125 per share were granted, for a total of options to purchase 158,500 shares outstanding at December 31, 1995. Options to purchase 57,500 shares are exercisable at December 31, 1995.

The Company also has an employee stock purchase and bonus plan with up to 500,000 shares of common stock authorized to be issued thereunder. This plan provides for the purchase of up to 200,000 shares of common stock by eligible participants, as defined under the plan (up to 10,000 shares per participant), and for the remainder of the shares to be awarded as bonuses to key employees. During the year ended December 31, 1995, 2,452 shares were purchased by participants under this plan.

5. INCOME TAXES

The components of the provision for income taxes are as follows:

                                      1995      1994      1993
Current
  Federal                           $ 2,200
  State                              55,300   $37,700   $12,700
                                    -------   -------   -------
                                    $57,500   $37,700   $12,700
                                    =======   =======   =======

The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                      1995      1994      1993
Computed statutory amount          $ 227,000   $119,000  $  53,000
Increases (decreases):
  State income taxes                  55,300     37,700     12,700
  Nondeductible expenses             125,000     98,000     70,000
  Utilization of net operating
     loss carryforwards             (342,700)  (217,000)  (114,000)
  Other - net                         (7,100)               (9,000)
                                   ---------   --------   --------
                                   $  57,500   $ 37,700   $ 12,700
                                   =========   ========   ========

The components of the Company's net deferred tax asset are as follows:

                                                  1995         1994
Noncurrent liabilities - depreciation          $ 225,000    $  162,000
                                               ---------    ----------

Noncurrent assets:
  Net operating loss carryforwards               968,000     1,320,000
  Deferred compensation                           17,000        17,000
  Other                                           54,000        49,000
                                               ---------    ----------

Total noncurrent assets                        1,039,000     1,386,000
                                               ---------    ----------

Net deferred tax asset- efore valuation
   allowance                                    814,000     1,224,000
Valuation allowance for deferred tax asset     (814,000)   (1,224,000)
                                              ---------    -----------

Net deferred tax asset                       $     --      $     --
                                             ==========    ===========

Realization of the net deferred tax asset through future taxable income within the carryforward periods is not deemed likely. Accordingly, the net deferred tax asset has been fully reserved with a valuation allowance at December 31, 1995.

At December 31, 1995, the Company has net operating loss carryforwards for federal tax purposes approximating $3,060,000. Such loss carryforwards will expire in 2002 through 2006.

6. DEFINED CONTRIBUTION PENSION PLAN

The Company has a noncontributory defined contribution pension plan covering substantially all employees who have met certain age and length of service qualifications. The Company's policy is to fund pension cost with annuity contracts. Pension expense for 1995, 1994, and 1993 amounted to approximately $50,000 each year.

7. COMMITMENTS AND CONTINGENCIES

Certain equipment, office space and broadcast licenses are held under operating leases. Rent expense was approximately $338,000, $268,000, and $255,000 during 1995, 1994, and 1993, respectively.

Future minimum lease payments are as follows:

Year

1996                                       $248,724
1997                                        219,531
1998                                        185,346
1999                                        110,974
                                           --------
Total minimum lease payments               $764,575
                                           ========

The Company has entered into an employment agreement with its President. The agreement provides for the President to receive a stated minimum annual salary. The term of the agreement is through May 1998.

8. ACQUISITIONS

On March 4, 1994, the Company acquired all of the outstanding common stock of American Music Network, Inc. ("American") in exchange for 528,474 shares of common stock of the Company. American was a MUZAK/(R)/ franchisee in California and was wholly owned by the Company's Chairman, President and Chief Executive Officer.

The acquisition was accounted for as a purchase, and the excess of the amount paid over the fair value of net assets acquired was approximately $800,000, which is being amortized over 20 years on a straight-line basis. The other intangible assets acquired, principally subscriber contracts, are being amortized over 8 years.

The results of operations of American are included with the results of the Company from March 1, 1994. Assuming the acquisition had occurred on January 1, 1993, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $6,770,000, $141,000, and $.06, respectively, for the year ended December 31, 1993.

9. SUBSEQUENT EVENT

On January 2, 1996, the Company acquired the assets of Florida Sound Engineering Company ("Florida Sound"), including its Pro Sound division, for $5,750,000.
The acquisition was funded through a commercial bank loan. Florida Sound is a MUZAK/(R)/ franchisee in north Florida and south Georgia.

The acquisition will be accounted for as a purchase, and the excess of the amount paid over the fair value of net assets acquired was approximately $2,800,000, which is being amortized over 20 years on a straight-line basis. The other intangible assets acquired, principally subscriber contracts, are being amortized over 8 years.

The results of operations of Florida Sound will be included with the results of the Company from January 2, 1996. Assuming the acquisition had occurred on January 1, 1995, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $11,500,000, $612,000, and $.27, respectively, for the year ended December 31, 1995.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits
     --------

     2.2 Agreement and Plan of Share Exchange dated March 1, 1994 among Registrant, American Music Network, Inc. and A.J. Schell (incorporated by reference to Exhibit 2 of Form 8-K/A filed March 17, 1994).

     2.3 Agreement of Sale dated October 19, 1995 among Registrant and Florida Sound Engineering Company (incorporated by reference to
             Exhibit I of Form 8-K dated March 15, 1996).

     3.1 Articles of Incorporation, as amended through September 17, 1982 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).

     3.1 (a) Amendment to Articles of Incorporation, effective June 11, 1991 (incorporated herein by reference to Exhibit 3.1(a) of the Annual Report on Form 10-K for the year ended December 31, 1991).

     3.2 Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB for the year ended December 31,
             1993).

     10.1 Employment Agreement dated July 18, 1989, with A. J. Schell (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).*

     10.2 Agreement dated March 20, 1990, with Ralph L. Weber (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).*

     10.3 Deferred Compensation Agreement Dated January 5, 1983 with Doris K. Krummenacker (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).*

     10.4 Second Amended and Restated Loan Agreement by and between Registrant and SunTrust Bank, Central Florida, N.A. dated December 21, 1995, effective January 2, 1996 (incorporated by reference to
             Exhibit II of Form 8-K dated March 15, 1996).

     10.6    Incentive Stock Option Plan (incorporated herein by reference to
             Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 1991).*

     10.7 1993 Employee Stock Purchase and Stock Bonus Plan (incorporated by reference to Exhibit 10.7 of Form 10-KSB for the year ended December 31, 1992).*

     10.8 MUZAK/(R)/ License Agreement by and between MUZAK Limited Partnership and Registrant dated January 1, 1992 (incorporated by reference to Exhibit 10.8 of Form 10-KSB for the year ended December 31, 1992).

     10.9 MUZAK/(R)/ License Agreement by and between MUZAK Limited Partnership and Registrant dated January 1, 1991 (incorporated by reference to Exhibit 10.9 of Form 10-KSB for the year ended December 31, 1992).

     10.10 MUZAK/(R)/ License Agreement by and between MUZAK Limited Partnership and Registrant dated January 1, 1991 (incorporated by reference to Exhibit 10.10 of Form 10-KSB for the year ended December 31, 1992).

     10.11 MUZAK/(R)/ License Agreement by and between MUZAK Limited Partnership and American Music Network, Inc. dated March 1, 1991 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB for the year ended December 31, 1993).

     10.12 MUZAK/(R)/ License Agreement by and between MUZAK Limited Partnership and Florida Sound Engineering Company dated January 1, 1991 (incorporated by reference to Exhibit III of Form 8-K dated March 15, 1996).

     10.13 Amendment and Supplement to Employment Agreement, dated September 1, 1993, between the Registrant and A.J. Schell (incorporated by reference to Exhibit 1 of Form 10-QSB for the period ended September 30, 1993).*

     21      Subsidiaries of the Registrant.

*    Management contract or compensatory plan or arrangement.

(B)  Reports on Form 8-K
     -------------------

   Press release related to acquisition of Florida Sound Engineering Company in October 1995.

                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUDIO COMMUNICATIONS NETWORK, INC.
                                                 (Registrant)



                                       By: /s/ A. J. Schell
                                           ----------------------------------
                                           A. J. Schell
                                           Chairman of the Board of Directors

Date: March 18, 1996

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                 Title                          Date
 ---------                                 -----                          ----
/s/ Doris K. Krummenacker     Vice President, Secretary/Treasurer     March 18, 1996
- -------------------------     (Principal Financial Officer and
    Doris K. Krummenacker     Principal Accounting Officer)
                              Director

/s/ A. J. Schell               Chairman of the Board, President,       March 18, 1996
- -------------------------     Chief Executive Officer (Principal
    A. J. Schell              Executive Officer

/s/ Robert Dyer               Director                                March 18, 1996
- -------------------------
    Robert Dyer

/s/ Nat M. Turnbull           Director                                March 18, 1996
- -------------------------
    Nat M. Turnbull

/s/ Patrick J. Dougherty      Director                                March 18, 1996
- --------------------------
    Patrick J. Dougherty

 Signature                                 Title                          Date
 ---------                                 -----                          ----

/s/ Ben B. Moss               Director                                March 18, 1996
- -------------------------
    Ben B. Moss

/s/ Ralph L. Weber            Director                                March 18, 1996
- -------------------------
    Ralph L. Weber

/s/ C. Lee Maynard            Director                                March 18, 1996
- -------------------------
    C. Lee Maynard