Form 10QSB
period 1996-03-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1996-05-13
CIK 53678

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

     For the quarterly period ended   March 31, 1996
                                      --------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         EXCHANGE ACT

     For the transition period from ______________ to _________________

                  Commission file number 0-7762
                                         ------

                      AUDIO COMMUNICATIONS NETWORK, INC.
  ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            FLORIDA                                     52-0690530
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

              1000 Legion Place, Suite 1515, Orlando, Fl.  32801
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
                      Yes     No       Not Applicable  X
                          ---    ---                  ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   2,243,821
                                                       ---------

                 AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FIRST QUARTER
                                         FOR THE 3 MONTHS ENDED
                                       --------------------------
                                        31-Mar-96       31-Mar-95
PART I - FINANCIAL INFORMATION         ----------      ----------

Music Sales ....................       $1,828,138      $1,423,942
Installations ..................          183,642         234,008
Equipment Sales ................          262,053         108,970
Labor &  Service ...............          115,006          55,837
Pro Sound Installations ........          210,263             -0-
                                       ----------      ----------
TOTAL REVENUE...................        2,599,102       1,822,757

COST AND EXPENSES
Cost of Sales ..................        1,074,862         739,654
Selling, General and
Administrative Expenses ........          718,661         575,539
Depreciation and Amortization ..          389,916         280,458
                                       ----------      ----------
TOTAL ..........................        2,183,439       1,595,651
                                       ----------      ----------
Income before Other Income
(Expense) and Income Taxes......          415,663         227,106

OTHER INCOME (EXPENSE):
Interest Income ................            7,532           1,605
Interest Expense................         (271,851)       (132,507)
Other ..........................           22,203          29,694
                                       ----------      ----------
OTHER NET ......................         (242,116)       (101,208)
                                       ----------      ----------
Income before Income Taxes......          173,547         125,898

Provision for Income Taxes .....           22,100          11,400
                                       ----------      ----------
Net Income......................       $  151,447      $  114,498
                                       ==========      ==========
Net Income Per Common Share            $      .07      $      .05
                                       ==========      ==========
Number of Common and Commmon
Equivalent Shares...............        2,260,733       2,233,360
                                       ==========      ==========
Dividends Per Share                           -0-             -0-
                                       ==========      ==========

               AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                        31-Mar-96       31-Dec-95
                                      -----------    ----------------
                                       (Unaudited)   (Condensed from
PART I - FINANCIAL INFORMATION                       Audited Financial
- ------------------------------                          Statements)

ASSETS
Current Assets:
Cash & Cash Equivalents...........    $ 1,040,991      $   590,107
Accounts Receivable ..............        902,779          519,754
Inventories.......................        501,139          359,888
Prepaid Expenses & Other..........        162,172           33,416
                                      -----------      -----------
Total - Current Assets....... ....      2,607,081        1,503,165
                                      -----------      -----------
Property - Net....................      4,708,245        3,358,217
                                      -----------      -----------
Subscriber Contracts & Other
Intangibles.......................      2,801,324        1,541,922
Goodwill..........................      4,691,171        1,994,040
Deposits & Other..................         14,134           13,734
                                      -----------      -----------
Total Other Assets................      7,506,629        3,549,696
                                      -----------      -----------
TOTAL.............................    $14,821,955      $ 8,411,078
                                      ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt.........     $ 1,172,157      $   923,697
Current Portion of Obligation
Under Capital Leases ............          15,402           12,697
Accounts Payable.................         548,765          458,872
Accrued Liabilities..............         319,334           89,606
                                      -----------      -----------
Total Current Liabilities........       2,055,658        1,484,872
                                      -----------      -----------
Long - Term Debt.................       9,756,721        4,089,019
                                      -----------      -----------
Obligations Under Capital Leases.          20,942              -0-
                                      -----------      -----------
Deferred Compensation............          50,000           50,000
                                      -----------      -----------
Stockholders' Equity:
Common Stock, $.25 par value
8,000,000 shares, authorized,
2,243,821 shares issued and
outstanding in 1996 and 1995.....         560,955          560,955

Capital Contributed in Excess
of Par Value.....................       5,011,451        5,011,451
Accumulated Deficit..............      (2,633,772)      (2,785,219)
                                      -----------      -----------
Stockholders' Equity.............       2,938,634        2,787,187
                                      -----------      -----------
TOTAL............................     $14,821,955      $ 8,411,078
                                      ===========      ===========

PART I

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE 3 MONTHS ENDED
                            ----------------------

                                              31-Mar-96         31-Mar-95
                                             -----------       -----------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
- --------------------------------------
Cash Received From Customers...........     $  2,547,108       $ 1,856,236
Cash Paid To Suppliers & Employees.....       (1,996,986)       (1,617,621)
Interest Received......................            7,532             1,605
Interest Paid .........................         (223,468)         (130,638)
Income Tax Paid .......................          (19,519)          (24,390)
Other-Net..............................            8,060            21,025
                                             -----------       -----------
Net cash provided by (used in)
Operating Activities...................          322,727           106,217
                                             -----------       -----------
CASH FLOWS FROM INVESTMENTS ACTIVITIES:
- ---------------------------------------
Capital Expenditures...................           (2,234)           (7,875)
Purchase of Florida Sound Assets ......       (5,750,000)             -0-
Deferred Contract Costs................             -0-            (10,053)
Deferred Acquisition Costs.............         (101,941)             -0-
                                             -----------       -----------
Net Cash Provided by (used in)
Investing Activities...................       (5,854,175)          (17,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Proceeds from issuance of long-term
debt...................................       11,000,000              -0-
Principal payments under Capital lease
obligations ...........................          (10,505)          (18,232)
Repayment of Long-Term Debt............       (5,007,163)          (73,638)
                                             -----------       -----------
Net Cash Provided By (used in)
Financing Activities...................        5,982,332           (91,870)
                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS.......................          450,884            (3,581)

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR...................................          590,107           509,064
                                             -----------       -----------
CASH AND CASH EQUIVALENTS, END OF
PERIOD.................................      $ 1,040,991       $   505,483
                                             ===========       ===========

PART I
- ------
               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)

                                                  1996              1995
                                               ---------         ---------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net Income.............................        $ 151,447         $ 114,498
                                               ---------         ---------
Adjustments to Reconcile Net Income
To Net Cash Provided by Operations:
Depreciation and Amortization..........          408,206           292,926
Valuation Allowance....................           16,098            (7,000)
Deferred Commissions...................          (32,219)          (12,092)
Gain on sale of equipment .............
Accounts Receivable....................          (51,994)           63,511
Inventories............................         (355,718)         (271,929)
Prepaid and Other Current Assets ......         (128,756)         (139,296)
Accounts Payable.......................           89,893            62,288
Accruals...............................          229,728            24,449
Other - Net............................           (3,958)          (21,138)
                                               ---------         ---------
Total Adjustments......................          171,280            (8,281)
                                               ---------         ---------
NET CASH PROVIDED BY OPERATING
ACTIVITIES.............................        $ 322,727         $ 106,217
                                               =========         =========

Supplemental Schedule of Noncash Investing and Financial Activities:

During the quarters ending March 31, 1996 and 1995 approximately $554,000 and $313,000 respectively, of inventory was leased to customers and reclassified to property equipment.

Capital lease obligations of approximately $15,000 were incurred in 1996. Capital lease obligations of approximately $18,000 and loans of approximately $67,000 for vehicles were incurred during 1995.

PART I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
- -------

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statements of Operating expressed as a percentage of operating revenues.

                                                RELATIONSHIP TO TOTAL REVENUES

                                                          1ST. QUARTER
                                                   -----------------------
                                                    FOR THE 3 MONTHS ENDED
                                                   -----------------------
                                                    3/31/96       3/31/95
                                                   ---------     ---------
Revenues from Operations                             100.00%      100.00%

Operating Costs and Expenses                          (69.0)       (72.2)
                                                     ------       ------
Income from Operations before
Depreciation and Amortization                          31.0         27.8

Depreciation and Amortization                         (15.0)       (15.4)
                                                     ------       ------
Income before Other Income (Expense),
    and Income Taxes                                   16.0         12.4

Other Income (Expense) Net                             (9.3)        (5.5)
                                                     ------       ------
Income before Income Taxes                              6.7          6.9

Provision for Income Taxes                              0.9         (0.6)
                                                     ------       ------
Net Income                                              5.8          6.3
                                                     ======       ======

PART I
- ------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- --------------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------

REVENUES:
- ----------

Consolidated net revenues for the 1st. Quarter of 1996 were $2,599,000 as compared to $1,823,000 for the like period of 1995 an increase of $776,000 or 43%. The Jacksonville acquisition contributed 44% of the increase as there was a 1% decrease in Audio's comparable 1996 revenues from the previous year. The decrease was in Audio's 1996 music installation revenue as the 1st quarter 1995 had unusually large installation sales. Growth continued in 1996 in recurring revenue and equipment sales.


COST AND EXPENSES:
- ------------------

Cost of sales increased as a percentage of sales in the 1st Quarter of '96 over the like period of '95 due to the acquisition of the Pro Sound Division included in the Jacksonville purchase. Whereas certain installations in the Muzak(R) revenue did not require additional expense the Pro Sound's revenue required labor, material and expenses. Operating expenses decreased as a percentage of sales in '96 due again to the Florida acquisition. The recurring music revenue base does not require additional selling expense other than royalties and commissions (which are amortized over the life of the contract).

DEPRECIATION & AMORTIZATION:
- ----------------------------

Depreciation and amortization as a percentage of sales decreased slightly over the 1st. Quarter of 1995 due to certain intangibles related to previous acquisitions being fully amortized at year end.

Though there was an increase in depreciation and amortization in the 1st Quarter of '96 due to the Jacksonville acquisition the increase was offset by the fully amortized intangibles.

OTHER INCOME AND EXPENSE:
- -------------------------

Other Income and Expense almost doubled at March 31, 1996 as a percentage of sales from the 1st Quarter of '95 due primarily to the increase in borrowings from $4,000,000 at March 31, 1995 to $11,000,000 on January 2, 1996. Interest
income increased from the prior period due to Audio's utilizing the SunTrust Capital Market Investment program. Other "Net" is comprised of cancellation fees, bad debt recoveries, commissions earned or allowed.

INCOME TAXES:
- -------------

At March 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately 2.8 million. Such loss carryforwards expire in 2002 through 2006.

NET INCOME :
- ------------

Net income for the 1st. Quarter of '96 was $151,000 as compared to '95's 1st Quarter of $114,000, an increase of 33% or $37,000. Earnings per share for '96 were $.07 as compared to '95's $.05 per share, an increase of 40% or $.02 per share.

Net income in '96 increased over the 1st Quarter of '95 even though there was an increase in amortization and depreciation expense incurred by the Jacksonville acquisition. Income increased due to the continued growth in the recurring revenue base and additional intangibles related to previous acquisitions being fully amortized at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) have increased from $539,000 in '95 to $835,000 in '96 an increase of $296,000 or 55%. On June 7, 1995, the Company and SunTrust entered into a 7th Amendment to its then existing loan agreement. The new amendment was for $5,200,000 and was called a "consolidated loan." It paid off the Company's and American Music indebtedness of $4,899,000. The following covenants superseded all other covenants: (1) Debt Service Coverage Ratio; (2) Debt to Net Worth Ratio; and (3) a Minimum Monthly Recurring Billing Required.

On January 2, 1996, the Company and SunTrust entered into a Second Amended and Restated Loan amendment to this existing loan agreement. This new amendment is for $11,000,000 and is also called a "consolidated loan." It paid off the Company's indebtedness of $4,810,000 at December 31, 1995 and gave the Company the ability to purchase for cash the assets of the Muzak(R) franchise in Jacksonville, Florida and to purchase additional inventory for the Pro Sound Division acquired in the acquisition. In the new covenants, Funded Debt to EBITDA Ratio replaces the Debt to Net Worth Ratio. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

ACQUISITION:
- ------------

On January 2, 1996 the Company acquired the assets of Florida Sound Engineering Company holder of the Jacksonville, Florida Muzak(R) franchise. In addition to the Muzak(R) franchise, the Company also acquired the assets of Florida Sound's Pro Sound Division (with its accounts receivable, inventory and other equipment) enabling it to install complex and extensive communication systems. The area of operations extends beyond Jacksonville to Gainesville, Ocala, St. Augustine, and into southern Georgia, including Brunswick. The Jacksonville company's name remained the same, and it operates as a wholly owned subsidiary of Audio Communications Network, Inc. Traditionally Muzak(R) franchises generate substantial and sufficient cash flow and the Company has no reason to believe that the Florida franchise will not meet the Company's expectations. It already has generated adequate cash flow to pay the principal and interest on that portion of the loan required to purchase the Jacksonville franchise.

RECENTLY ISSUED ACCOUNTING STANDARDS
- ------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. The adoption of FAS 121 had no impact on the consolidated financial position or results of operations of the Company.

The Company has chosen not to adopt Statement of Financial Accounting Standards No. 123, "Account for Stock-Based Compensation" for employee stock-based arrangements.

LEGAL PROCEEDINGS:
- ------------------
Not applicable.

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

           Not Applicable

Item 5.    OTHER INFORMATION
           -----------------

           None

Item 6.    EXHIBITS & REPORTS ON FORM 8K (17 CFR 249.308)
           ----------------------------------------------

           March 18, 1996 - Acquired the assets of Florida Sound Engineering Company of Jacksonville, Florida on January 2, 1996.

           (27) Financial Data Schedule

                                  FORM 10-QSB

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  May 10, 1996                   /s/ Doris K. Krummenacker
      -------------------            ------------------------------------------
                                     Doris K. Krummenacker
                                     Vice President/Finance &
                                     Treasurer



Date  May 10, 1996                   /s/ A. J. Schell
      -------------------            ------------------------------------------
                                     A. J. Schell
                                     Chairman and
                                     Chief Executive Officer