Form 10QSB
period 1996-06-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1996-08-09
CIK 53678

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

     For the quarterly period ended   June 30, 1996
                                    ------------------

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

                    FLORIDA                            52-0690530
      ------------------------------------------------------------------
          (State or other jurisdiction                (IRS Employer
        of incorporation or organization)          Identification No.)

              1000 Legion Place, Suite 1515, Orlando, Fl.  32801
              --------------------------------------------------
                    (Address of principal executive office)

                                (407) 649-8877
                                --------------
                          (Issuer's telephone number)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDING DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by court.
Yes       No       Not Applicable    X
   ------   ------                ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   2,245,699
                                                       ---------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                           SECOND QUARTER
                                    ---------------------------
                                       FOR THE 3 MONTHS ENDED
                                    ----------------------------
PART I - FINANCIAL INFORMATION         6/30/96           6/30/95
- ------------------------------      -----------       ----------

Music Sales ..................      $1,811,931       $1,414,136
Installations ................         245,065          284,973
Equipment Sales ..............         448,602          148,322
Labor & Service ..............         104,507           51,271
Pro Sound Installations.......         339,652           -0-
                                    -----------      -----------
TOTAL REVENUE.................       2,949,757        1,898,702

COST AND EXPENSES
- -----------------
Cost of Sales ................       1,271,566          740,825
Selling, General and
Administrative Expenses ......         728,779          567,993
Depreciation and Amortization          400,745          284,770
                                    -----------      -----------
TOTAL ........................       2,401,090        1,593,588
                                    -----------      -----------
Income before Other Income
(Expense)and Income Taxes.....         548,667          305,114

OTHER INCOME (EXPENSE):
- ----------------------
Interest Income ..............           6,400            1,808
Interest Expense..............        (265,463)        (131,481)
Other ........................          32,626           19,124
                                    -----------      -----------
OTHER NET ....................        (226,437)        (110,549)
                                    -----------      -----------
Income before Income Taxes....         322,230          194,565

Provision for Income Taxes ...          26,800            8,700
                                    -----------      -----------
Net Income....................      $  295,430       $  185,865
                                    ===========      ===========
Net Income Per Common Share         $      .13       $      .08
- ---------------------------         ===========      ===========

Number of Common Shares ......       2,263,519        2,233,360
                                    ===========      ===========
Dividends Per Share                       -0-              -0-
                                    ===========      ===========

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                          FIRST SIX MONTHS
                                    ----------------------------
                                       FOR THE 6 MONTHS ENDED
                                    ----------------------------
PART I - FINANCIAL INFORMATION         6/30/96          6/30/95
- ------------------------------      -----------      -----------

Music Sales ...................     $3,640,069       $2,838,078
Installations .................        428,707          518,981
Equipment Sales ...............        710,655          257,292
Labor &  Service ..............        219,513          107,108
Pro Sound Installations........        549,915           -0-
                                    -----------      -----------
TOTAL REVENUE..................      5,548,859        3,721,459

COST AND EXPENSES
- -----------------
Cost of Sales .................      2,346,428        1,480,479
Selling, General and
Administrative Expenses .......      1,447,440        1,143,532
Depreciation and Amortization .        790,661          565,228
                                    -----------      -----------
TOTAL .........................      4,584,529        3,189,239
                                    -----------      -----------
Income before Other Income
(Expense)and Income Taxes......        964,330          532,220

OTHER INCOME (EXPENSE):
- ----------------------
Interest Income ...............         13,932            3,413
Interest Expense...............       (537,314)        (263,988)
Other .........................         54,829           48,818
                                    -----------      -----------
OTHER NET .....................       (468,553)        (211,757)
                                    -----------      -----------
Income before Income Taxes.....        495,777          320,463

Provision for Income Taxes ....         48,900           20,100
                                    -----------      -----------
Net Income.....................     $  446,877       $  300,363
                                    ===========      ===========
Net Income Per Common Share         $      .20       $      .13
- ---------------------------         ===========      ===========

Number of Common Shares ......       2,262,270         2,233,360
                                    ===========      ===========
Dividends Per Share                       -0-              -0-
                                    ===========      ===========

               AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                         6/30/96        12/31/95
                                     -------------   ----------------
                                      (Unaudited)    (Condensed  from
PART I - FINANCIAL INFORMATION                       Audited Financial
- ------------------------------                       Statements)

ASSETS
Current Assets:
Cash & Cash Equivalents.........    $ 1,097,047      $   590,107
Accounts Receivable ............      1,014,665          519,754
Inventories.....................        515,886          359,888
Prepaid Expenses & Other........        160,389           33,416
                                    ------------     ------------
Total - Current Assets..........      2,787,987        1,503,165
                                    ------------     ------------
Property - Net..................      4,800,632        3,358,217
                                    ------------     ------------
Subscriber Contracts & Other
Intangibles.....................      2,717,723        1,541,922
Goodwill........................      4,620,219        1,994,040
Deposits & Other................         14,134           13,734
                                    ------------     ------------
Total Other Assets..............      7,352,076        3,549,696
                                    ------------     ------------
TOTAL...........................    $14,940,695      $ 8,411,078
                                    ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt........    $ 1,204,496      $   923,697
Current Portion of Obligation
Under Capital Leases ...........          9,518           12,697
Accounts Payable................        738,229          458,872
Accrued Liabilities.............        252,042           89,606
                                    ------------     ------------
Total Current Liabilities.......      2,204,285        1,484,872
                                    ------------     ------------
Long - Term Debt................      9,427,887        4,089,019
                                    ------------     ------------
Obligations Under Capital
Leases..........................         19,361           -0-
                                    ------------     ------------
Deferred Compensation...........         50,000           50,000
Stockholders' Equity:               ------------     ------------
Common Stock, $.25 par value
8,000,000 shares, authorized,
2,243,821 shares in 1995 and
2,245,699 in 1996...............        561,425          560,955

Capital Contributed in Excess
of Par Value....................      5,016,081        5,011,451
Accumulated Deficit.............     (2,338,344)      (2,785,219)
                                    ------------     ------------
Stockholders' Equity............      3,239,162        2,787,187
                                    ------------     ------------
TOTAL...........................    $14,940,695      $ 8,411,078
                                    ============     ============

PART I
- ------
               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE 6 MONTHS ENDED JUNE 30TH
                       --------------------------------
                                                 1996              1995
                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
Cash Received From Customers...............  $  5,356,160      $  3,764,120
Cash Paid To Suppliers & Employees.........    (4,124,899)       (3,345,692)
Interest Received..........................        13,932             3,413
Interest Paid .............................      (494,011)         (271,288)
Income Tax Paid ...........................       (61,019)          (46,780)
Other-Net..................................         4,667            25,717
Net cash provided by                          -----------      ------------
Operating Activities.......................       694,830           129,490
                                              -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------
From sale of equipment.....................         1,405             2,050
Capital Expenditures.......................        (7,103)           (7,875)
Purchase of Florida Sound Assets...........    (5,750,000)             -0-
Deferred Acquisition Costs.................      (133,127)             -0-
Deferred Charges...........................          -0-            (65,075)
Purchase of Subscription Contract Rights             -0-            (21,592)
                                              -----------      ------------
Net Cash used in Investing Activities..        (5,888,825)          (92,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
Proceeds from issuance of long-term
debt.......................................    11,000,000         5,200,000
Principal payments under Capital lease
obligations ...............................       (13,348)          (39,807)
Repayments of Long-Term Debt...............    (5,290,667)       (5,148,301)
Proceeds from sale of stock to employees            4,950              -0-
Net Cash Provided By                          -----------      ------------
Financing Activities.......................     5,700,935            11,892
                                              -----------      ------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS...........................       506,940            48,890

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR.......................................       590,107           509,064
                                              -----------      ------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD.....................................  $  1,097,047      $    557,954
                                             ============      ============

PART I
- ------

          AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (CONTINUED)

                                               1996              1995
                                           ------------      ------------
RECONCILIATION OF NT INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net Income..............................   $   446,877       $   300,363
                                           -----------       -----------
Adjustments to Reconcile Net Income
To Net Cash Provided by Operating
 Activities:
Depreciation and Amortization...........       824,497           567,109
Valuation Allowance.....................        34,000             3,000
Deferred Commission - Net...............       (60,727)          (27,417)
Gain on sale of equipment ..............        (1,405)             -0-
(Increase) decrease in operating assets
 and increase (decrease) in operating
 liabilities - net of business acquired:
Accounts Receivable.....................      (528,911)           82,600
Prepaid and Other Current Assets........      (126,973)         (121,876)
Inventories.............................      (328,525)         (528,794)
Other-Net...............................        (5,796)          (24,891)
Accounts Payable........................       279,357          (110,905)
Accruals................................       162,436            (9,699)
                                           -----------       -----------
Total Adjustments.......................       247,953          (170,873)
                                           -----------       -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES..............................   $   694,830       $   129,490
                                           ===========       ===========

Supplemental Schedule of Noncash Investing and Financial Activities:

During the 1st 6 months ending June 30th, 1996 and 1995, approximately $849,669 and $507,000, respectively, of inventory was leased to customers and reclassified to property and equipment.

Capital lease obligations of approximately $15,000 in 1996 and $18,000 in 1995 were incurred during the 1st. 6 months of each year respectively.

Loan obligations of approximately $104,000 were incurred during the 1st. 6 months of 1995 for service equipment vehicles.

PART I
- ------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
- -------

The following table sets forth for the periods indicated, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of operating revenues .



                                     RELATIONSHIP TO TOTAL REVENUES
                                   ---------------------------------
                                    FOR THE PERIOD ENDING JUNE 30TH
                                   --------------------------------
                                     SECOND QUARTER      FIRST SIX MONTHS
                                   ----------------      ----------------
                                    1996      1995        1996      1995
                                   ------    ------      ------    ------
Revenues from Operations           100.0%    100.0%      100.0%    100.0%

Operating Costs and Expenses       (67.8)    (68.9)      (68.4)    (70.5)
                                   ------    ------      ------    ------
Income from Operations before
Depreciation and Amortization       32.2      31.1        31.6      29.5

Depreciation and Amortization      (13.6)    (15.0)      (14.2)    (15.2)
                                   ------    ------      ------    ------
Income before Other Income
    (Expense), and Income Taxes     18.6      16.1        17.4      14.3

Other Income (Expense) Net          (7.7)     (5.8)       (8.4)     (5.7)
                                   ------    ------      ------    ------
Income before Income Taxes          10.9      10.3         9.0       8.6

Provision for Income Taxes          (0.9)     (0.5)       (0.9)     (0.5)
                                   ------    ------      ------    ------
Net Income                          10.0       9.8         8.1       8.1
                                   ======    ======      ======    ======

PART I
- ------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ---------------------------------------------------------------
                            RESULTS OF OPERATIONS
                            ---------------------
NET REVENUES:
- -------------

Consolidated Net Revenues for the 2nd. Quarter of 1996 were $2,950,000 increasing over the comparable period of 1995 and the 1st. Quarter of '96 by
approximately  $1,051,000 or 55% and $351,000 or 14% respectively.   Ninety two
percent of the increase over '95 is attributable to the Jacksonville acquisition and the balance to the Company's own continued growth. The increase over the 1st. Quarter of '96 is primarily in equipment, installation and Pro-Sound sales.

Overall, the Company's 1st. 6 months of '96 revenues of $5,549,000 as compared to the 1st. 6 months of '95 revenues of $3,721,000 increased $1,828,000. Ninety six percent of that increase is directly related to the Jacksonville acquisition.

The Company is on target with its budget and it is expected to continue that trend for the balance of the year.

COST AND EXPENSES:
- ------------------

There was a slight decrease in the 2nd. Quarter of '96 in Cost and Expenses as a percentage of sales from the 1st. Quarter of '96, the like period of '95 and the 1st 6 months of '96 over the 1st. 6 months of '95 due to an increase in
installation and equipment sales.   In  many cases the installation revenue
required labor that was capitalized but it was offset by commission expense that on other installment sales is a period cost whereas commissions on recurring revenue is amortized over the life of the contract.

DEPRECIATION & AMORTIZATION:
- ----------------------------

The decrease in Depreciation and Amortization in the 2nd. Quarter of '96 and the 1st. 6 months of '96 over their like periods and the decrease over the 1st. Quarter of '96 by the 2nd. Quarter of '96 is due not only to the increase in installation and equipment sales but also due to the inclusion of Pro Sound Sales. These installation equipment sales and Pro Sound revenue were outright sales and were not leased equipment that are depreciable assets.

OTHER INCOME AND EXPENSE (NET):
- -------------------------------

Other Income and Expense (Net) increased as a percentage of sales in '96 over the like periods of '95 (2nd. Quarter and 1st. 6 months) due primarily to the increase in borrowings from $4,000,000 at March 31, 1995 to $11,000,000 on January 2, 1996. Interest income increased in '96 for those same periods due to Audio Communications Network, Inc. utilizing the SunTrust Capital Market Investment program. The decrease as a percentage of sales over the 1st Quarter of '96 is due primarily to the repayment of long-term debt which reduced Audio's interest payments.

Other "Net" is an admixture of cancellation fees, bad debt recoveries, commissions earned or allowed, and bank service charges.


INCOME TAXES:
- -------------

At June 30, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $2.2 million. Such loss carryforwards expire in 2002 through 2006.

NET INCOME:
- -----------

Net income for the 2nd. Quarter of '96 increased over the like period of '95 and the 1st. Quarter of '96. Net income was $295,000 or $.13 per share as compared to $186,000 or $.08 per share for the 2nd. Quarter of '95. This is an increase of 59% or $109,000. Additionally, 2nd. Quarter '96 income increased over the previous quarter by $144,000 or 95%; increasing earnings per share by $.06 or 86%.

Net income for the 1st. 6 months of '96 was $447,000 or $.20 per share as compared to the 1st. 6 months of '95 of $300,000 or $.13 per share; an increase of 49% or $147,000. The increase in per share earnings was 54% or $.07 per share. Net income in '96 increased over the 2nd. Quarter and 1st. 6 months of '95 even though there was an increase in amortization and depreciation expense related to the Jacksonville acquisition. The increase over the previous periods was due primarily to certain intangibles relative to previous acquisitions being fully amortized at December 31, 1995.

During the 2nd. Quarter of '96 certain equipment that was previously leased to customers that had been completely depreciated was sold. These sales had no related costs resulting in additional income. Audio is ahead of budget at mid year and the Company expects this trend to continue.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) have increased from $1,150,000 in '95 to $1,824,000 in '96 an increase of $674,000 or 59%. On June 7, 1995, the Company and SunTrust entered into a 7th Amendment to its then existing loan agreement. The new amendment was
for $5,200,000 and was called a "consolidated loan."   It paid off the Company's
and American Music indebtedness of $4,899,000. The following covenants superseded all other covenants: (1) Debt Service Coverage Ratio; (2) Debt to Net Worth Ratio; and (3) a Minimum Monthly Recurring Billing Required.

On January 2, 1996, the Company and SunTrust entered into a Second Amended and Restated Loan amendment to this existing loan agreement. This new amendment is for $11,000,000 and is also called a "consolidated loan." It paid off the Company's indebtedness of $4,810,000 at December 31, 1995 and gave the Company the ability to purchase for cash the assets of the Muzak(R) franchise in Jacksonville, Florida and to purchase additional inventory for the Pro Sound Division acquired in the acquisition. In the new covenants, funded Debt to EBITDA Ratio replaces the Debt to Net Worth Ratio. Audio Communications Network, Inc. was in compliance with all covenants at June 30, 1996. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

ACQUISITION:
- ------------

On January 2, 1996 the Company acquired the assets of Florida Sound Engineering Company holder of the Jacksonville, Florida Muzak(R) franchise. In addition to the franchise, the Company also acquired the assets of Florida Sound's Pro
Sound Division (with its accounts receivable, inventory and other equipment) enabling it to install complex and extensive communication systems. The area of operations extends beyond Jacksonville to Gainesville, Ocala, St. Augustine, and into southern Georgia, including Brunswick. The Jacksonville company's name remained the same, and it operates as a wholly owned subsidiary of Audio
Communications Network, Inc.   Traditionally Muzak(R)  franchises generate
substantial and sufficient cash flow and the Company has no reason to believe that the Florida franchise will not meet the Company's expectations. It already has generated adequate cash flow to pay the principal and interest on that portion of the loan required to purchase the Jacksonville franchise.

RECENTLY ISSUED ACCOUNTING STANDARDS:
- -------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of '96. The adoption of FAS 121 had no impact on the consolidated financial position or results of operations of the Company.

The Company has chosen not to adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for employee stock-based arrangements.


LEGAL PROCEEDINGS:
- ------------------
None

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

           Not Applicable

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits & Reports on Form 8K (17 CFR 249.308)
           ---------------------------------------------

           June 5, 1996 - Amended the Audio Communications Network, Inc. Deferred Compensation Agreement dated January 5, 1983 with Doris K. Krummenacker (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989). *

           Form S-8 filed July 5, 1996. Audio Communications Network, Inc. approved a new Incentive Stock Option Plan effective February 28, 1996. The Plan is intended to replace the Company's prior Incentive Stock Option Plan, under which no further Incentive Stock Options will be granted.

           (27) Financial Data Schedule

*  Management contract or compensatory plan or arrangement.

                                  FORM 10-QSB

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  August 7, 1996            By: /s/ Doris K. Krummenacker
      -------------------          -------------------------
                                     Doris K. Krummenacker
                                     Vice President/Finance &
                                     Treasurer



Date  August 7, 1996            By: /s/ A. J. Schell
      ------------------           -----------------------
                                     A. J. Schell
                                     Chairman and
                                     Chief Executive Officer