Form 10QSB
period 1996-09-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1996-11-12
CIK 53678

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

          For the quarterly period ended   September 30, 1996
                                         ----------------------

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                               EXCHANGE ACT

          For the transition period from ______________ to _________________

                    Commission file number 0-7762
                                          --------

                      AUDIO COMMUNICATIONS NETWORK, INC.
         ----------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                 FLORIDA                                52-0690530
         ----------------------------------------------------------------
           (State or other jurisdiction               (IRS Employer
         of incorporation or organization)          Identification No.)

              1000 Legion Place, Suite 1515, Orlando, Fl.  32801
         ---------------------------------------------------------------
                    (Address of principal executive office)

                                (407) 649-8877
                               ----------------
                          (Issuer's telephone number)


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
Yes  X   No
   -----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDING DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan
confirmed by court.  Yes    No     Not Applicable  X
                        ---    ---                ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS
          -----------------------------------------------------
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,246,540
                                                 ----------

               AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


                                                    THIRD QUARTER
                                             ----------------------------
                                               FOR THE 3 MONTHS ENDED
                                             ----------------------------
                                               9/30/96          9/30/95
                                             -----------      -----------
PART I - FINANCIAL INFORMATION
------------------------------
Music Sales .............................    $ 1,790,166      $ 1,412,296
Installations............................        289,465          275,215
Equipment Sales..........................        358,242          162,182
Labor &  Service.........................        166,847           55,984
Pro Sound Installations..................        159,536              -0-
                                             -----------      -----------
TOTAL REVENUE:...........................      2,764,256        1,905,677

COST AND EXPENSES
-----------------
Cost of Sales ...........................      1,163,375          776,265
Selling, General and
Administrative Expenses..................        754,680          537,736
Depreciation and Amortization............        408,505          289,697
                                              ----------       ----------
TOTAL ....................................     2,326,560        1,603,698
                                              ----------       ----------
Income before Other Income
(Expense) and Income Taxes................       437,696          301,979

OTHER INCOME (EXPENSE):
----------------------
Interest Income ..........................         6,672            2,414
Interest Expense..........................      (258,895)        (140,369)
Other ....................................        14,782           13,789
                                              ----------       ----------
OTHER NET ................................      (237,441)        (124,166)
                                              ----------       ----------
Income before Income Taxes................       200,255          177,813

Provision for Income Taxes ...............        20,600           16,400
                                              ----------       ----------
Net Income................................    $  179,655       $  161,413
                                              ==========       ==========
Net Income Per Common Share                   $      .08       $      .07
---------------------------                   ==========       ==========

Number of Common Shares...................     2,267,804        2,239,446
                                              ==========       ==========
Dividends Per Share                                  -0-              -0-
                                              ==========       ==========


               AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                                  FIRST NINE MONTHS
                                             ----------------------------
                                                FOR THE 9 MONTHS ENDED
                                             ----------------------------
                                               9/30/96          9/30/95
                                             -----------      -----------
PART I - FINANCIAL INFORMATION
------------------------------
Music Sales .............................    $ 5,430,235      $ 4,250,374
Installations............................        718,172          794,196
Equipment Sales..........................      1,068,897          419,474
Labor &  Service.........................        386,360          163,092
Pro Sound Installations..................        709,451              -0-
                                             -----------      -----------
TOTAL REVENUE:...........................      8,313,115        5,627,136

COST AND EXPENSES
-----------------
Cost of Sales ...........................      3,509,803        2,256,744
Selling, General and
Administrative Expenses..................      2,202,120        1,681,268
Depreciation and Amortization............      1,199,166          854,925
                                              ----------       ----------
TOTAL ....................................     6,911,089        4,792,937
                                              ----------       ----------
Income before Other Income
(Expense) and Income Taxes................     1,402,026          834,199

OTHER INCOME (EXPENSE):
----------------------
Interest Income ..........................        20,604            5,827
Interest Expense..........................      (796,209)        (404,357)
Other ....................................        69,611           62,607
                                              ----------       ----------
OTHER NET ................................      (705,994)        (335,923)
                                              ----------       ----------
Income before Income Taxes................       696,032          498,276

Provision for Income Taxes ...............        69,500           36,500
                                              ----------       ----------
Net Income................................    $  626,532       $  461,776
                                              ==========       ==========
Net Income Per Common Share                   $      .28       $      .21
---------------------------                   ==========       ==========

Number of Common Shares...................     2,264,176        2,239,009
                                              ==========       ==========
Dividends Per Share                                  -0-              -0-
                                              ==========       ==========


              AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                 UNAUDITED CONSOLIDATED BALANCE SHEETS

                                              9/30/96          12/31/95
                                            ------------    ---------------
                                             (Unaudited)    Condensed from
PART I - FINANCIAL INFORMATION                              Audited Financial
------------------------------                              Statements)

ASSETS
Current Assets:
Cash & Cash Equivalents....................  $ 1,171,767      $   590,107
Accounts Receivable .......................      886,519          519,754
Inventories................................      593,327          359,888
Prepaid Expenses & Other...................      132,846           33,416
                                             -----------      -----------
Total - Current Assets.....................    2,784,459        1,503,165
                                             -----------      -----------
Property - Net.............................    4,914,713        3,358,217
                                             -----------      -----------
Subscriber Contracts & Other
Intangibles................................    2,608,577        1,541,922
Goodwill...................................    4,519,016        1,994,040
Deposits & Other...........................       17,484           13,734
                                             -----------      -----------
Total Other Assets.........................    7,145,077        3,549,696
                                             -----------      -----------
TOTAL......................................  $14,844,249      $ 8,411,078
                                             ===========      ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt...................  $ 1,236,840      $   923,697
Current Portion of Obligation
Under Capital Leases ......................        8,583           12,697
Accounts Payable...........................      683,174          458,872
Accrued Liabilities........................      318,570           89,606
                                             -----------      -----------
Total Current Liabilities..................    2,247,167        1,484,872
                                             -----------      -----------
Long - Term Debt...........................    9,111,418        4,089,019
                                             -----------      -----------
Obligations Under Capital Leases...........       14,324           -0-
                                             -----------      -----------
Deferred Compensation......................       50,000           50,000
                                             -----------      -----------
Stockholders' Equity:
Common Stock, $.25 par value
8,000,000 shares, authorized,
2,243,821 shares issued and
outstanding in 1995 and 2,246,540
in 1996....................................      561,635          560,955

Capital Contributed in Excess
of Par Value...............................    5,018,394        5,011,451
Accumulated Deficit........................   (2,158,689)      (2,785,219)
                                             -----------      -----------
Stockholders' Equity.......................    3,421,340        2,787,187
                                             -----------      -----------
TOTAL......................................  $14,844,249      $ 8,411,078
                                             ===========      ===========


PART I



               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE 9 MONTHS ENDED SEPTEMBER 30TH
                                         -------------------------------------
                                                    1996              1995
                                                ------------      ------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
-------------------------------------
Cash Received From Customers....................$  8,205,840      $  5,590,384
Cash Paid To Suppliers & Employees..............  (6,322,992)       (4,738,348)
Interest Received...............................      20,604             5,827
Interest Paid ..................................    (757,184)         (403,550)
Income Tax Paid ................................     (90,132)          (54,545)
Other-Net.......................................       3,487             6,778
                                                 ------------      ------------
Net cash provided by
Operating Activities............................   1,059,623           406,546
                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sale of equipment.................       1,405             2,050
Capital Expenditures............................      (7,103)          (11,530)
Purchase of Florida Sound Assets................  (5,750,000)             -0-
Deferred Acquisition Costs......................    (134,971)             -0-
Deferred Charges................................        -0-            (65,075)
Purchase of Subscription Contract Rights........        -0-            (33,041)
                                                 ------------      ------------
Net Cash used in Investing Activities...........  (5,890,669)         (107,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from issurance of long-term
debt...........................................   11,000,000         5,200,000
Principal payments under Capital lease
obligations ...................................      (16,120)          (56,967)
Repayment of Long-Term Debt....................   (5,578,797)       (5,356,715)
Proceeds from Sale of Stock to Employees.......        7,623             3,047
                                                 ------------      ------------
Net Cash Provided By
Financing Activities..........................     5,412,706          (210,635)
                                                 ------------      ------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS..............................       581,660            88,315

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR..........................................       590,107           509,064
                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD........................................  $  1,171,767      $    597,379
                                                ============      ============

PART I

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)


                                             1996            1995
                                          ----------      ----------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net Income..............................  $  626,532      $  461,776
                                          ----------      ----------
Adjustments to Reconcile Net Income
To Net Cash Provided by Operations:
Depreciation and Amortization...........   1,215,793         860,245
Valuation Allowance.....................      52,000           3,650
Deferred Commissions - Net..............     (62,073)        (41,947)
Gain on sale of equipment ..............      (1,405)            -0-
(Increase) decrease in operating assets
 and increase (decrease) in operating
 liabilities - net of business acquired
Accounts Receivable.................         (58,765)         20,026
Prepaid and Other Current Assets......       (99,430)        (93,482)
Inventories.......................        (1,060,791)       (806,004)
Other-Net............................         (5,504)           -0-
Accounts Payable....................         224,302           4,463
Accruals............................         228,964          (2,181)
                                         ------------    ------------
Total Adjustments.......................     433,091         (55,230)
                                         ------------    ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES.............................. $ 1,059,623     $   406,546
                                         ============    ============

Supplemental Schedule of Noncash Investing and Financial Activities:

During the 9 mos. ending September 30th, 1996 and 1995, approximately $1,167,352 and $695,000, respectively, of inventory was leased to customers and reclassified to property and equipment.

Capital lease obligations of approximately $15,000 in 1996 and $18,000 in 1995 were incurred during the 9 mos. of each year respectively.

Loan obligations of approximately $104,000 were incurred during the 9 mos. of 1995 for service equipment vehicles.

PART I
------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
-------

The following table sets forth for the period indicated, certain items from the Company's Consolidated statement of operations expressed as a percentage of operating revenues.



                                           RELATIONSHIP TO TOTAL REVENUES
                                         ------------------------------------
                                         FOR THE PERIOD ENDING SEPTEMBER 30TH
                                         ------------------------------------
                                          THIRD QUARTER      FIRST NINE MONTHS
                                         ----------------    -----------------
                                          1996      1995      1996       1995
                                         ------    ------    ------     ------
Revenues from Operations                 100.00%   100.00%   100.00%    100.00%

Operating Costs and Expenses              (69.4)   (68.9)    (68.7)     (70.0)
                                         ------   ------    ------   --------
Income from Operations before
Depreciation and Amortization              30.6     31.1      31.3       30.0

Depreciation and Amortization             (14.8)   (15.2)    (14.4)     (15.2)
                                         ------   ------    ------   --------
Income before Other Income (Expense),
    and Income Taxes                       15.8     15.9      16.9       14.8

Other Income (Expense) Net                 (8.6)    (6.5)     (8.6)      (6.0)
                                         ------   ------    ------   --------
Income before Income Taxes                  7.2      9.4       8.3        8.8

Provision for Income Taxes                 (0.7)    (0.9)     (0.8)      (0.6)
                                         ------   ------    ------   --------
Net Income                                  6.5      8.5       7.5        8.2
                                         ======   ======    ======   ========

PART I
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

NET REVENUES:
-------------

Consolidated net revenues for the 3rd. Quarter of 1996 were $2,764,000 as compared to $1,906,000 for the like period of 1995 an increase of $858,000 or 45%. The increase is due entirely to the Jacksonville acquisition as there was a 3% reduction in the comparable revenues for the period. There were significant installation sales in the 3rd. Quarter of 1995 that were not available in the 3rd. Quarter of 1996 and the current quarter had a slight reduction in recurring revenue due to consolidation and restructuring of various national accounts.

Third Quarter revenues decreased over the previous quarter by 6% due to the consolidation and restructuring of various accounts as explained above, a reduction in Pro Sound installations, and a reduction in equipment sales.

The nine months of 1996 consolidated net revenues were $8,313,000 as compared to last year's nine months revenue of $5,627,000 an increase of $2,686,000 or 48%. With the exclusion of the Jacksonville acquisition revenues for the nine months of 1996 are slightly ahead of last year's nine months revenues. There is every indication that the 4th. Quarter will equal or exceed last year's comparable revenues excluding Jacksonville's contribution.

COST AND EXPENSES:
------------------

There was an increase in the 3rd. Quarter of '96 cost and expenses as a percentage of sales from the 3rd. Quarter of '95 and the 2nd. Quarter of '96 due to a reduction in installation sales. In most music installations all labor is capitalized; since there was a reduction in music installations there was also a reduction in capitalized labor thereby increasing labor's period cost. Additionally in the 2nd. Quarter of '96 certain fully depreciated equipment that was previously leased to customers was sold. These sales had no related costs thus the Company realized a reduced cost of sales in the 2nd. Quarter.

The nine months of '96 cost and expenses as a percentage of sales was lower than the nine months of '95 due to an admixture of equipment sales with no related costs as mentioned above and music installation sales.

DEPRECIATION & AMORTIZATION:
----------------------------

The increase in depreciation and amortization as a percentage of sales in the 3rd. Quarter of '96 over the 2nd. Quarter of '96 is due to exceptionally high Pro Sound sales that occurred in the 2nd. Quarter of '96. The 3rd. Quarter and nine months of '96 depreciation and amortization percentages of sales decreased over the like periods of '95 is due primarily to certain intangibles and assets being completely amortized and depreciated at the end of '95 that were not offset by 1996's asset additions or intangibles.

OTHER INCOME AND EXPENSE (NET):
-------------------------------

Other income and expense (net) increased as a percentage of sales in '96 over the like periods of '95 (3rd. Quarter and 9 months) due primarily to the increase in borrowings from $4,000,000 at March 31, 1995 to $11,000,000 on January 2, 1996. Interest income increased in '96 for those same periods due to Audio Communications Network, Inc. utilizing the SunTrust Capital Market Investment program. The decrease as a percentage of sales over the 2nd. Quarter of '96 is due primarily to "Other Net." In the 2nd. Quarter there were some large purchases for the Pro Sound Division and Audio Communications Network, Inc. received many large discounts on its purchases. There were other miscellaneous income items that reduced the percentage of sales in the 2nd. Quarter such as: miscellaneous rental income, cancellation fees, gain on sale of assets, etc.

INCOME TAXES:
-------------

At June 30, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $2.0 million. Such loss carryforwards expire in 2002 through 2006.

NET INCOME:
-----------

Net income for the 3rd. Quarter of '96 was $180,000 or $.08 per share compared to the 3rd. Quarter of '95's $161,000 or $.07 per share.

Net income for the 3rd. Quarter of '96 decreased from the 2nd. Quarter of '96 due primarily to a reduction in Pro Sound installations and a reduction in equipment sales. Also certain fully depreciated equipment that was previously leased to customers was sold increasing income in the 2nd. Quarter.

Net income for the nine months of '96 was $627,000 or $.21 per share an increase of $165,000 representing an increase in per share earnings of 33% or $.07 per share. The increase in net income is due primarily to certain intangibles relative to previous acquisitions being fully amortized at December 31, 1995 that more than offset the increase in amortization and depreciation expense that was related to the Jacksonville acquisition.

The Company is ahead of budget and has exceeded its 1995 earnings at September 30, 1996 and is expected to have another record-breaking year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) has increased from $1,758,000 in '95 to $2,691,000 in '96 an increase of $933,000 or 53%. On June 7, 1995, the Company and SunTrust entered into a 7th Amendment to its then existing loan agreement. The new amendment was for $5,200,000 and was called a "consolidated loan." It paid off the Company's and American Music indebtedness of $4,899,000. The following covenants superseded all other covenants: (1) Debt Service Coverage Ratio; (2) Debt to Net Worth Ratio; and (3) a Minimum Monthly Recurring Billing Required.

On January 2, 1996, the Company and SunTrust entered into a Second Amended and Restated Loan amendment to this existing loan agreement. This new amendment is for $11,000,000 and is also called a "consolidated loan." It paid off the Company's indebtedness of $4,810,000 at December 31, 1995 and gave the Company the ability to purchase for cash the assets of the Muzak(R) franchise in Jacksonville, Florida and to purchase additional inventory for the Pro Sound Division acquired in the acquisition. In the new covenants, funded Debt to EBITDA Ratio replaces the Debt to Net Worth Ratio. Audio Communications Network, Inc. was in compliance with all covenants at September 30, 1996. Audio Communications Network, Inc.'s interest rate was reduced from SunTrust Banks, Inc.'s Prime Rate plus 1.50% to Prime plus 1.25% floating effective September 1, 1996. The rate reduction was based upon Audio's Funded Debt/EBITDA ratio which was 2.92:1 for the six months ended June 30, 1996. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

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


LEGAL PROCEEDINGS:
------------------
None

           AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES

                          PART II  OTHER INFORMATION



Item 2.    Changes in Securities
           ----------------------

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

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  November 8, 1996               /s/ Doris K. Krummenacker
     ------------------              --------------------------------
                                     Doris K. Krummenacker
                                     Vice President/Finance &
                                     Treasurer



Date  November 8, 1996               /s/ A. J. Schell
     ------------------              -------------------------------
                                     A. J. Schell
                                     Chairman and
                                     Chief Executive Officer