Form 10KSB40
period 1996-12-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1997-03-31
CIK 53678

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1996.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from __________________ to ____________________.

Commission file Number 0-7762.

                      AUDIO COMMUNICATIONS NETWORK, INC.
----------------------------------------------------------------------------
              (Name of Small Business Issuer in Its Charter)

           Florida                                       59-0690530
 ---------------------------                          --------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization

    1000 Legion Place, Suite
     1515, Orlando, Florida                                32801
   ---------------------------                            -------
(Address of principal executive offices)                 (Zip Code)

Issuers Telephone Number, Including Area Code   (407) 649-8877
                                                --------------
Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
         Title of each Class                            which registered
         -------------------                            ----------------
                None                                          None
                ----                                          ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock - $.25 par value
 ------------------------------------------------------------------------------
                               (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ----    ----

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X).

  Issuers revenues for its most recent fiscal year   $11,051,227
                                                      ----------

  As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of Registrant was $5,058,027.
                                    ----------

  As of March 14, 1997, 2,319,203 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Part III information is incorporated by reference to Registrants definitive proxy statement to be filed under Regulation 14A.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ----   ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   Audio Communications Network, Inc. (the "Company" or "Audio") owns and operates MUZAK\R\ franchises. The Company currently owns franchises located in Baltimore, Maryland and the Delmarva peninsula area encompassing the Maryland Eastern Shore, and Kansas City and St. Louis, Missouri, and Fresno, California and Jacksonville, Florida, which includes Gainesville, Ocala, St. Augustine, and southern Georgia, including Brunswick. The Company distributes functional programs of MUZAK(R) and ancillary products and services.

   The Company was incorporated in Florida in 1953, and originally operated as a manufacturer of various types of electronic equipment used for the transmission and reception of specialized communications systems used principally by the background music industry. In 1989, the Company ceased its manufacturing efforts.

   In 1985, the Company acquired its first MUZAK(R) franchise when it purchased the assets of the Maryland Music Corporation, the MUZAK(R) franchise for Baltimore, Maryland. In 1986, the Company purchased the assets of Delmarva Music, the MUZAK(R) franchise for the Delmarva peninsula area, and acquired the stock of Music Services, Inc., the MUZAK(R) franchise for Kansas City, Missouri. In 1988, the Company continued its expansion with the purchase of the assets of Wired Music, Inc., the MUZAK(R) franchise for St. Louis, Missouri. In May 1992, the Company acquired certain assets of Business Music of America in St. Louis, Missouri. This acquisition was incorporated into the Company's MUZAK(R) franchise in St. Louis and further strengthened the Company's position in the St. Louis market.

   In January 1994, the Company purchased additional subscriber accounts in the Delmarva peninsula area from an independent music supplier for the Baltimore franchise. Additionally in March 1994, the Company acquired all the outstanding stock of American Music Network, Inc. (AMN) in exchange for newly issued shares of the Company's common stock in a related party transaction. AMN is based in Fresno, California and serves central California, including Fresno, Modesto, Salinas, and the Monterey peninsula.

   On January 2, 1996, the Company acquired the assets of Florida Sound Engineering Company (Florida Sound) holder of the Jacksonville, Florida MUZAK(R) franchise. In addition to the MUZAK(R) franchise, the Company also acquired the assets of Florida Sound's Pro Sound Division enabling it to install complex and extensive communication systems, such as the newly completed Jacksonville Municipal Stadium. The area of operations extends beyond Jacksonville to Gainesville, Ocala, St. Augustine, and into southern Georgia, including Brunswick.

   In November 1996, the Company entered into an Asset Purchase Agreement (the "Suncom Asset Purchase Agreement") to acquire substantially all of the assets and assume the liabilities of Suncom Communications, L.L.C. ("Suncom"). Suncom owns and operates MUZAK(R) franchises in Hillsborough and Charlotte, North Carolina and Phoenix, Arizona. Management expects the transaction to be consummated in the second quarter of 1997.

   Under the terms of the Suncom Asset Purchase Agreement, the Company will acquire the business and assume the liabilities of Suncom. In addition to the assumption of the liabilities of Suncom, the Company will also issue 2.1 million shares of its common stock as consideration for the acquisition, representing approximately 48% of the Company's common stock. The transaction was approved by the Company's Board of Directors, including its independent directors, and the Board received the opinion of Key Trust Company of Ohio, N.A. that the transaction contemplated by the asset purchase agreement is fair from a financial point of view to the shareholders of the Company. Consummation of the transaction requires the consent of the Company's and Suncoms lenders or the replacement of the existing banking facilities with a substitute facility or combined facilities.

   Mr. Schell will remain as Chairman of the Company's Board of Directors after closing of the transaction. In addition, as of the closing, Suncom will designate four persons who will serve on the Company's eight-person Board of Directors, with four of the current directors remaining on the Company's Board and four of the current directors resigning their positions. The Company's shareholders are expected to vote on a proposal to be submitted at the 1997 annual meeting to increase the size of the Board to nine, with the ninth member being nominated by Suncom.

   Additionally, Suncom has entered into an agreement with A.J. Schell, the Company's Chairman and Chief Executive Officer, to acquire Mr. Schell's position in the Company. Upon consummation of both transactions, Suncom is expected to own approximately 2.7 million shares, or approximately 62% of the Company's outstanding common stock.

   The Suncom Asset Purchase Agreement also provides for the execution of an Option Agreement between the Company and Suncom. At closing, the Company will grant Suncom an option to acquire up to 1,000,000 shares of Company common stock at an exercise price of $6.00 per share. The options become exercisable upon the consummation of a public or private offering of Company common stock, or securities convertible into such stock, but only with respect to the number of shares issued in such offering. In the event that the offering is of securities convertible into Company common stock, the exercise price of the option increases to $9.00 per share. The option expires three years from grant or from the completion of an offering of convertible securities.

MUZAK(R) PRODUCTS

   Through its network of MUZAK(R) franchises, the Company distributes functional programs of MUZAK(R) to a wide range of businesses. MUZAK(R) is used primarily as a management tool to increase productivity and efficiency and to enhance sales environments. The programs are distributed by means of telephone lines, FM SCA (Subsidiary Communication Authorization) radio transmissions which are special communication systems on the portion of the FM broadcast signal not normally available to the general public, and direct broadcast satellite (DBS). Distribution by radio transmissions permits up to two programs while DBS distribution enables the dissemination of up to 16 music programs from environmental to classical, as well as data and video.

   The Company also provides certain ancillary products such as audio/video systems and equipment, data services whereby a business distributes data to multiple locations through the Company's communications systems, and messaging on hold whereby advertisements are delivered while a telephone caller is on hold. The Company also uses its communications systems to provide in-store advertising services and advertising services produced by MUZAK(R).

   The audio, video and other equipment needed to receive MUZAK(R) and ancillary products may be provided to the customer by the Company or other suppliers. The Company also provides equipment installation services.

MARKETING

   The customer base is approximately 9,600 accounts. The Company bills its customers monthly under long-term service agreements which provide the recurring revenue base for the Company. The Company is not dependent on one or a few major customers.

   All MUZAK(R) affiliates operate under an exclusive 10-year agreement with MUZAK(R) for distribution of products. The Company pays to MUZAK(R) a set market fee and a royalty based on its gross billings.

COMPETITION

   The Company competes with independent distributors of other music products in each of its current markets. The Company is the leading distributor of music products in these markets. The Company believes its leading position is attributable to the superior service and equipment provided to the customer and the availability of additional audio products. Also MUZAK(R) has the only national distribution network through the Company and its other MUZAK(R) affiliates, and this network provides continuity of product for MUZAK(R) subscribers with multiple locations.

EMPLOYEES

   The Company employs approximately 82 persons all of whom are full-time employees. The service and installation employees of the MUZAK(R) franchise in Kansas City, Missouri are members of Communications Workers of America AFL/CIO. These employees are currently working under a negotiated agreement which expires September 30, 1999. Additionally, the employees of the St. Louis, Missouri franchise are working under a negotiated agreement with the International Brotherhood of Electrical Workers (IBEW). This agreement became effective on the 1st day of September 1995 and continues through the 31st day of August 1998 and automatically renews itself from year to year thereafter, unless either the Company or IBEW serves written notice upon the other party to this agreement 60 days prior to the expiration date or 60 days prior to any subsequent anniversary date.

ITEM 2.  DESCRIPTION OF PROPERTY

   The offices of the Company are located in Orlando, Florida and occupy approximately 3,300 square feet of leased space. MUZAK(R) franchises are operated from leased facilities within their respective cities.

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (A)    Price Range of Common Stock

   The Companys Common Stock is traded in the over-the-counter market under the symbol AUCM. All over-the-counter prices are quotes supplied by the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. Quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                            BID PRICES
                                        ------------------
1995                                         HIGH   LOW
-----                                       -----  -----
     First Quarter                         1-3/8    3/4
     Second Quarter                        1-3/8    7/8
     Third Quarter                         2-1/4  1-1/4
     Fourth Quarter                        2-1/8      1

1996
-----

     First Quarter                         2-1/8  2-1/8
     Second Quarter                        2-3/8    2
     Third Quarter                         2-1/2  2-3/8
     Fourth Quarter                        2-7/8  2-1/2


   (B) Approximate Number of Equity Security Holders


                                Approximate Number of Shareholders
        Title of Class                 As of March 14, 1997
------------------------------  ----------------------------------

Common Stock, $.25 Par Value                   599


   (C)    Dividends
          ---------

   No dividends have been paid on the Companys Common Stock since 1973.


   Payment of dividends are within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirements and the operating and financial condition of the Company. Also, the Companys banking facility prohibits the Company from paying dividends without the prior written consent of the lender, and the Suncom Asset Purchase Agreement prohibits the Company from paying dividends pending the closing of the Suncom transaction without the prior written consent of Suncom (see "Item 1. Description of Business - General").

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   Set forth below is a discussion of the Companys financial condition, changes in financial condition and results of operations for the periods indicated.

SUMMARY

   The following table sets forth for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.

                             PERCENTAGE OF REVENUES

                                                 YEAR ENDED DECEMBER 31,
                                             1996         1995         1994

Revenues from Operations                    100.0%       100.0%       100.0%

Operating Costs and Expenses                (69.9)%      (69.7)%      (72.3)%
                                            -----        -----        -----

Income from Operations before
  Depreciation and Amortization              30.1%        30.3%        27.7%

Depreciation and Amortization               (14.6)%      (15.4)%      (17.4)%
                                            -----        -----        -----
Income before Other Income (Expense)
  and Income Taxes                           15.5%        14.9%        10.3%

Other Income (Expense), Net                  (8.3)%       (6.2)%       (5.2)%
                                             -----        -----        ----

Income before Income Taxes                    7.2%         8.7%         5.1%

Provision for Income Taxes                   (0.9)%       (0.7)%       (0.5)%
                                             ----         ----         ----

Net Income                                    6.3%         8.0%         4.6%
                                             ----         ----         ----

                             RESULTS OF OPERATIONS

GENERAL DISCUSSION

   Again, the year 1996 exceeded the Company's target both in net income and earnings per share. The Company is committed to growth through increased revenues and acquisitions. It was anticipated that Jacksonville would increase the Company's revenues to approximately $11,000,000, and we can report that Audios revenues for the year 1996 were $11,051,000.

REVENUES

   The Company derives its revenues from recurring MUZAK\R\ franchise billings and equipment sales. As previously mentioned, the Company's 1996 revenues were $11,051,000 as compared to 1995's revenues of $7,621,000, an increase of $3,430,000 or 45%. Jacksonvilles contribution was 46%. The slight reduction in Audio's continuing revenues was due to consolidation and restructuring of various national recurring revenue accounts. Revenue in 1995 increased in every category from equipment sales to recurring billing by $708,000 or 10% from 1994's revenues of $6,913,000.

COSTS AND EXPENSES

   Cost of sales increased to $4,718,505 from $3,061,675 or 54% in 1996 over 1995 due to the inclusion of sound equipment sold by the Jacksonville franchise. Over 50% of the sound equipment revenue is material costs. There was a slight decrease in cost of sales as a percentage of sales in 1995 over the previous year due to various installations not requiring additional materials.

   There was no additional general and administrative expense incurred in the Jacksonville acquisition, resulting in a decrease in selling, general, and administrative expenses as a percentage of sales in 1996 over 1995. In 1995, there was no additional sales expense due to increasing revenues, resulting in a slight decrease in selling, general, and administrative expenses as a percentage of sales in 1995 over 1994.

   Depreciation and amortization as a percentage of sales decreased in 1996 over 1995 and 1995 over 1994 as a result of certain assets and intangibles related to previous acquisitions becoming fully depreciated and amortized. The decrease in 1996 was partially offset by an increase in amortization and depreciation expense incurred by the Florida Sound Engineering Company acquisition.

OTHER INCOME (EXPENSE)

   The increase in interest expense in 1996 over 1995 was due to additional borrowings for the purchase of the Florida Sound Engineering Company and to purchase inventory for the Pro Sound Division acquisition. The increase in interest expense in 1995 over 1994 was due to the increase in the prime rate and the reduction of the Company's principal payment when the loan was restructured in June 1995, thereby increasing interest expense.

   The increase in 1996 over 1995 of other income is due primarily to the inclusion of the Jacksonville acquisition. The decrease in 1995 from 1994 was due to the surrendering in 1994 of a key man insurance policy no longer required. Other income is primarily composed of cancelation fees, bad debt recoveries, commissions earned, and discounts earned as allowed.

INCOME TAXES

   At December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $2,066,000. Such loss carryforwards expire in 2004 through 2006.

NET INCOME

   Net income for 1996 was $699,000 as compared to $609,000 for the year 1995, an increase of $90,000 or 15%. Earnings per share for 1996 were $.30 versus $.27 for the year 1995, an increase of 11% or $.03 per share. Net income for 1995 at $609,000 or $.27 per share as compared to 1994's $312,000 or $.15 per share. This increase was primarily a result of certain assets and intangibles related to previous acquisitions becoming fully depreciated and amortized at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Operating cash flows (computed as net income plus interest, taxes, depreciation, and amortization) were $3,448,000 in 1996 as compared to $2,376,000 for the year 1995, an increase of $1,072,000 or 45%. All loan payments of interest and principal have been made on a timely basis in both years.

   In July 1993, the bank loans were renewed with SunTrust Bank, Central Florida, N.A. (SunTrust), with a maturity date of July 1, 1999 and bear interest at 1-1/4% above prime. Additionally on January 28, 1994, the Company increased its bank loans from SunTrust for the purchase of subscriber contracts for the Baltimore franchise and for DBS equipment to be installed in the locations purchased.

   On March 4, 1994, the Company assumed, upon its purchase of the California franchise, its debt of $1,186,000 with an interest rate of 1% above prime and lease obligations of approximately $71,000.

   On June 7, 1995, the Company and SunTrust entered into an Amendment to its existing loan agreement. The new amendment was for $5,200,000 and was called a "consolidated loan." It paid off the Company's and AMN's indebtedness of $4,899,000. The following covenants supersede all other covenants: 1) Debt Service Coverage Ratio, 2) Debt to Net Worth Ratio, and 3) a Minimum Monthly Recurring Billing Required.

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

ACQUISITIONS

   On January 2, 1996, the Company acquired the assets of Florida Sound, the Jacksonville, Florida MUZAK(R) franchise holder for $5,750,000. Included in the sale, the Company acquired Florida Sound's Pro Sound Division with its accounts receivable, inventory, and other equipment. This division allows the Company to expand its sound system contracting business. The Jacksonville company's name remains the same, and it operates as a wholly owned subsidiary of the Company.

   As described in "Item 1. Description of Business - General," in November 1996 the Company entered into an agreement to acquire the business of Suncom. In connection with this transaction, which is expected to be consummated in the second quarter of 1997, the Company expects that its existing banking facilities and the current banking facilities of Suncom will be replaced with a combined banking facility covering both the Company and Suncom.

ITEM 7.  FINANCIAL STATEMENTS

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                                   PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  11

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, December 31, 1996 and 1995           12

  Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995, and 1994                                14

  Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1996, 1995, and 1994                          15

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995, and 1994                                16

  Notes to Consolidated Financial Statements for the Years Ended
   December 31, 1996, 1995, and 1994                                18

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Audio Communications Network, Inc.:


We have audited the accompanying consolidated balance sheets of Audio Communications Network, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Orlando, Florida
February 20, 1997

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------

ASSETS                                            1996          1995

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)       $   995,810   $   590,107
  Accounts receivable - trade (less
   allowance for doubtfuL accounts of
   $189,000 in 1996 and $147,000 in 1995)    1,044,562       519,754
  Inventories (Note 1)                         473,771       359,888
  Prepaid expenses and other current assets     50,138        33,416
                                           -----------   -----------

        Total current assets                 2,564,281     1,503,165
                                           -----------   -----------

PROPERTY - At cost:  (Notes 1 and 2)
  Leasehold improvements                        55,092        49,720
  Machinery and equipment                    8,445,641     6,117,933
  Furniture and fixtures                       430,243       333,563
                                           -----------   -----------

        Total                                8,930,976     6,501,216
  Less accumulated depreciation             (3,969,514)   (3,142,999)
                                           -----------   -----------

        Property - net                       4,961,462     3,358,217
                                           -----------   -----------

OTHER ASSETS:
  Subscriber contract rights and other
   intangible assets (net of accumulated
   amortization of approximately
   $6,383,000 in 1996 and $5,891,000
   in 1995) (Note 1)                         2,487,096     1,541,922
  Goodwill (net of accumulated
   amortization of approximately
    $797,000 in 1996 and $518,000 in
     1995) (Note 1)                          4,408,520     1,994,040
  Deposits and other                           171,761        13,734
                                           -----------   -----------

        Total other assets                   7,067,377     3,549,696
                                           -----------   -----------

TOTAL                                      $14,593,120   $ 8,411,078
                                           ===========   ===========


                                                          (Continued)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY              1996          1995

CURRENT LIABILITIES:
  Current portion of long-term debt
   (Note 2)                                $ 1,303,265   $   923,697
  Current portion of obligations under
   capital leases                                    -        12,697
  Accounts payable                             700,276       458,872
  Royalties payable                             80,757        20,825
  Accrued liabilities                           85,079        68,781
                                           -----------   -----------

        Total current liabilities            2,169,377     1,484,872
                                           -----------   -----------

LONG-TERM DEBT (Note 2)                      8,814,969     4,089,019
                                           -----------   -----------

DEFERRED COMPENSATION (Note 1)                       -        50,000
                                           -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 3):
  Common stock, $.25 par value,
   authorized, 8,000,000
    shares; issued and outstanding,
     2,309,203 shares in 1996
    and 2,243,821 shares in 1995               577,301       560,955
  Capital contributed in excess of par
   value                                     5,117,258     5,011,451
  Accumulated deficit                       (2,085,785)   (2,785,219)
                                           -----------   -----------

        Total stockholders' equity           3,608,774     2,787,187
                                           -----------   -----------

TOTAL                                      $14,593,120   $ 8,411,078
                                           ===========   ===========

See notes to consolidated financial statements.

                                                          (Concluded)


AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------------------------------------------

                                                                       1996          1995             1994

REVENUES                                                           $11,051,227    $ 7,621,495    $     6,912,519
                                                                   -----------   ------------    ---------------
COSTS AND EXPENSES:
  Cost of sales                                                      4,718,505      3,061,675          2,825,560
  Selling, general and administrative expenses                       3,011,621      2,252,295          2,173,943
  Depreciation and amortization                                      1,608,870      1,171,670          1,205,191
                                                                   -----------   ------------     --------------

           Total                                                     9,338,996      6,485,640          6,204,694
                                                                   -----------   ------------     --------------
INCOME BEFORE OTHER INCOME (EXPENSE)
  AND INCOME TAXES                                                   1,712,231      1,135,855            707,825
                                                                   -----------   ------------     --------------
OTHER INCOME (EXPENSE):
  Interest income                                                       26,652         22,448             17,463
  Interest expense (Note 2)                                         (1,044,063)      (538,112)          (464,598)
  Other                                                                100,014         46,436             89,035
                                                                   -----------   ------------     --------------
           Other - net                                                (917,397)      (469,228)          (358,100)
                                                                   -----------   ------------     --------------

INCOME BEFORE INCOME TAXES                                             794,834        666,627            349,725

PROVISION FOR INCOME TAXES (Notes 1 and 4)                              95,400         57,500             37,700
                                                                   -----------   ------------     --------------

NET INCOME                                                         $   699,434    $   609,127    $       312,025
                                                                   ===========   ============    ===============

NET INCOME PER COMMON SHARE (Note 1)                                      $.30           $.27               $.15
                                                                   ===========   ============    ===============

See notes to consolidated financial statements.


AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
----------------------------------------------------------------------------------------------------------------
                                                        CAPITAL
                                                      CONTRIBUTED                                       TOTAL
                                           COMMON      IN EXCESS                 ACCUMULATED         STOCKHOLDERS'
                                            STOCK     OF PAR VALUE                 DEFICIT              EQUITY
BALANCE, DECEMBER 31, 1993                 $423,665    $4,190,216                 $(3,706,371)        $  907,510

  Stock issued to directors and
   employees in lieu of cash compensation     2,557         9,592                           -             12,149

  Stock issued for acquisition              132,118       797,184                           -            929,302

  Net income                                      -             -                     312,025            312,025
                                           --------    ----------                ------------      -------------

BALANCE, DECEMBER 31, 1994                  558,340     4,996,992                  (3,394,346)         2,160,986

  Stock issued to directors in lieu of
    cash compensation                         2,002         9,700                           -             11,702

  Stock purchased by employees under
    employee stock purchase plan (Note 3)       613         4,759                           -              5,372

  Net income                                      -             -                     609,127            609,127
                                           --------    ----------                ------------      -------------

BALANCE, DECEMBER 31, 1995                  560,955     5,011,451                  (2,785,219)         2,787,187

  Stock issued to directors and
   employees in lieu of cash compensation     5,495        46,516                           -             52,011

  Stock purchased by employees under
    employee stock purchase plan (Note 3)       826         9,166                           -              9,992

  Stock options exercised                    10,025        50,125                           -             60,150

  Net income                                      -             -                     699,434            699,434
                                           --------    ----------                ------------      -------------

BALANCE, DECEMBER 31, 1996                 $577,301    $5,117,258                 $(2,085,785)        $3,608,774
                                           ========    ==========                ============      =============

See notes to consolidated financial statements.


AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
----------------------------------------------------------------------------------

                                              1996           1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers             $10,950,613   $ 7,624,741   $ 6,822,904
  Cash paid to suppliers and employees      (8,682,360)   (6,415,647)   (5,479,138)
  Interest received                             77,974        22,448        17,463
  Interest paid                             (1,044,063)     (536,497)     (452,349)
  Income taxes paid                           (102,800)      (71,101)      (12,742)
  Other - net                                  (19,525)          537         6,049
                                           -----------   -----------   -----------

        Net cash provided by operating       1,179,839       624,481       902,187
         activities                        -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (18,631)      (25,967)      (84,560)
  Purchase of Florida Sound Engineering     (5,750,000)            -             -
  Purchase of subscriber contract rights
    and other intangible assets               (135,000)      (44,385)     (359,063)
                                           -----------   -----------   -----------
        Net cash used in investing
         activities                         (5,903,631)      (70,352)     (443,623)
                                           -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease
   obligations                                 (12,697)      (58,936)      (89,500)
  Proceeds from issuance of long-term
   debt                                     11,000,000     5,200,000       494,139
  Repayments of long-term debt              (5,927,950)   (5,619,522)     (717,391)
  Proceeds from sale of stock to employees      70,142         5,372             -
                                           -----------   -----------   -----------
        Net cash provided by (used in)
         financing activities                5,129,495      (473,086)     (312,752)
                                           -----------   -----------   -----------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                   405,703        81,043       145,812

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                      590,107       509,064       363,252
                                           -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR     $   995,810   $   590,107   $   509,064
                                           ===========   ===========   ===========

                                                                    (Continued)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

                                              1996          1995         1994

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Net income                             $   699,434   $   609,127   $  312,025
                                         -----------   -----------   ----------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization          1,654,017     1,221,134    1,254,226
    Valuation allowances                      41,998        17,000       60,500
    Deferred commissions                     (88,533)      (59,030)     (42,825)
    Stock issued to directors and
     employees in lieu of cash compensation   52,011        11,702       12,149
    (Increase) decrease in operating
     assets and increase (decrease) in
     operating liabilities - net of
     business acquired:
      Accounts receivable                   (191,304)       21,599     (178,650)
      Prepaid and other assets              (140,497)       36,905      107,071
      Inventories                         (1,142,010)   (1,019,492)    (817,319)
      Accounts payable                       191,404      (170,554)     204,171
      Accrued liabilities                     76,232       (48,253)      69,267
      Other - net                             27,087         4,343      (78,428)
                                         -----------   -----------   ----------

        Total adjustments                    480,405        15,354      590,162
                                         -----------   -----------   ----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                              $ 1,179,839   $   624,481   $  902,187
                                         ===========   ===========   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 1996, 1995, and 1994, approximately $1,417,000, $887,000, and $864,000, respectively, of inventory was rented to customers and reclassified to property.

During the year ended December 31, 1995, subscriber contract rights totaling approximately $111,000 were acquired through the issuance of other long-term debt.

During the year ended December 31, 1996 and 1995, service vehicles totaling approximately $33,000 and $130,000, respectively, were acquired through the issuance of long-term debt.

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

                                                            (Concluded)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS - The company owns and operates MUZAK(R) franchises, which provide background music programming and ancillary services to customers, in five major metropolitan areas, as its single line of business.

   PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATION - The consolidated financial statements include the accounts of audio communications network, inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

   FINANCIAL INSTRUMENTS - Management believes the book value of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, royalties payable, accrued liabilities, and long-term debt) approximates fair value.

   INVENTORIES - Inventories, which consist of equipment held for sale or lease and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

   PROPERTY - Property is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of 3 to 10 years.

   DEFERRED COMPENSATION - The Company had a deferred compensation agreement with an officer providing for benefits payable to such officer. The liability was fully accrued at December 31, 1995, was reclassified to accounts payable as of December 31, 1996, and was paid in January 1997.

   GOODWILL AND INTANGIBLE ASSETS - Goodwill, the excess of the purchase price over the fair value of net assets of businesses acquired, is amortized over 20 years using the straight-line method. Other intangible assets acquired, principally subscriber contract rights, are amortized using the straight-line method over various periods from three to ten years. Management evaluates the recoverability of goodwill and other intangible assets quarterly and annually based on current operating trends in relation to the recorded intangible values.

   INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), accounting for income taxes. A significant provision of FAS 109 is the use of the liability method of computing deferred income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, under FAS 109, the company recognizes, subject to a valuation allowance regarding asset realization, the future tax benefits of expenses which have been recognized in the consolidated financial statements.

   NET INCOME PER COMMON SHARE - Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include shares issuable on the exercise of employee stock options under the incentive stock option plan adopted in May 1984 and amended in February 1991. The weighted average number of common shares outstanding were 2,137,611 for 1994, 2,235,108 for 1995, and 2,304,975 for 1996. Certain
   options have been excluded from the computation since their effect would be antidilutive.

   CASH EQUIVALENTS - Cash equivalents include demand and interest-bearing deposits due from banks with original maturities of 90 days or less.

   RECLASSIFICATIONS - Certain amounts shown in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

2. LONG-TERM DEBT

   Long-term debt consists of the following at December 31, 1996 and 1995:

                                             1996          1995
    Commercial bank loan, interest
     accrues at the banks prime rate
     plus 1.25% (9.5% at December 31,
     1996); principal and interest paid
     monthly, due July 1, 2001            $ 9,988,000   $ 4,810,000


    Truck loans, interest accrues at
     approximately 10%; principal and
     interest payable monthly; due
     through May 1998                         109,548       136,248


    Other long-term debt                       20,686        66,468
                                          -----------   -----------
    Total                                  10,118,234     5,012,716
    Less current portion                    1,303,265       923,697
                                          -----------   -----------
    Long-term portion                     $ 8,814,969   $ 4,089,019
                                          ===========   ===========

  Long-term debt matures as follows:

YEAR

1997                                                    $ 1,303,265
1998                                                      1,401,259
1999                                                      1,532,710
2000                                                      1,690,000
2001                                                      4,191,000
                                                        -----------
 Total                                                   $10,118,234
                                                        ===========

   The Company's commercial bank loan is collateralized by substantially all assets of the Company and assignment of key man life insurance on the Company's President. These loans also contain certain covenants which, among other things, require maintenance of minimum earnings and monthly billings, and include restrictions on dividends.

3. STOCKHOLDERS EQUITY

   The Company has two stock-based compensation plans, which are described below. The Company applied APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's 1996 and 1995 net income and earnings per common share would have changed to the pro forma amounts indicated below:


                                            1996       1995
 Net income:
  As reported                              $699,400   $609,100
  Pro forma                                $680,200   $594,300

Earnings per common share assuming no
 dilution:
  As reported                              $    .30   $    .27
  Pro forma                                $    .30   $    .26


   On May 10, 1984, the Company's stockholders adopted an incentive stock option plan (the "Plan") with 100,000 shares of common stock authorized to be granted thereunder. The Plan provides for the options to be granted to key employees, requires expiration within ten years of date of grant, allows the options to be exercised two years from the date of the grant, and requires the option price to be at least the fair market value, as determined by the Board of Directors, of the common stock on the date of grant. All options granted under the plan have been for five-year terms. The Plan was amended in February 1991 increasing the number of shares which may be issued from 100,000 to 200,000 shares. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 137%, risk-free interest rate of 5.84%, and expected lives of three years.

   Stock option activity for each of the three years in the period ended December 31, 1996 is as follows:


                                                    Weighted
                                                     Average
                                                     Exercise
                                           Shares     Price

Outstanding at January 1, 1994            123,500     $ 1.50

  Cancelled/expired                       (66,000)    $ 1.50
                                          -------

Outstanding at December 31, 1994           57,500

  Granted                                 101,000     $1.125
                                          -------

Outstanding at December 31, 1995          158,500

  Granted                                  10,000     $2.625
  Exercised                               (40,100)    $ 1.50
  Cancelled/expired                       (17,400)    $ 1.50
                                          -------

Outstanding at December 31, 1996
  (none exercisable at December 31,
   1996)                                  111,000
                                          =======


   The Company also has an employee stock purchase and bonus plan with up to 500,000 shares of common stock authorized to be issued thereunder. This plan provides for the purchase of up to 200,000 shares of common stock at fair value by eligible participants, as defined under the plan (up to 10,000 shares per participant), and for the remainder of the shares to be awarded as bonuses to key employees. During the years ended December 31, 1996 and 1995, 3,302 shares and 2,452 shares, respectively, were purchased by participants under this plan.

4. INCOME TAXES

   The components of the provision for income taxes are as follows:


                                1996      1995      1994

Current:
  Federal                      $15,400   $ 2,200   $     -
  State                         80,000    55,300    37,700
                               -------   -------   -------

                               $95,400   $57,500   $37,700
                               =======   =======   =======

   The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:


                                             1996        1995        1994

Computed statutory amount                 $ 270,000   $ 227,000   $ 119,000
Increases (decreases):
  State income taxes, net of benefit
    of federal taxes                         53,000      36,500      24,900
  Nondeductible expenses                    124,000     125,000      98,000
  Utilization of net operating loss
   carryforwards                           (339,000)   (342,700)   (217,000)
  Other - net                               (12,600)     11,700      12,800
                                          ---------   ---------   ---------
                                          $  95,400   $  57,500   $  37,700
                                          =========   =========   =========


   The components of the Company's net deferred tax asset are as follows:


                                                         1996       1995

Noncurrent liabilities - depreciation                 $ 305,000   $ 225,000
                                                      ---------   ---------

Noncurrent assets:
  Net operating loss carryforwards                      703,000     968,000
  Deferred compensation                                  17,000      17,000
  Other                                                  93,000      54,000
                                                      ---------   ---------

Total noncurrent assets                                 813,000   1,039,000
                                                      ---------   ---------

Net deferred tax asset - before
 valuation allowance                                    508,000     814,000
Valuation allowance for deferred tax                   (508,000)   (814,000)
 asset                                                ---------   ---------

Net deferred tax asset                                $       -   $       -
                                                      =========   =========


   It is more likely than not that realization of the net deferred tax asset through future taxable income within the carryforward periods will not occur. Accordingly, the net deferred tax asset has been fully reserved with a valuation allowance at December 31, 1996.

   At December 31, 1996, the Company has net operating loss carryforwards for federal tax purposes approximating $2,066,000. Such loss carryforwards will expire in 2002 through 2006.

5. DEFINED CONTRIBUTION PENSION PLAN

   The Company has a noncontributory defined contribution pension plan covering substantially all employees who have met certain age and length of service qualifications. The Company's policy is to fund pension cost with annuity contracts. Pension expense amounted to approximately $12,000 for 1996 and approximately $50,000 for 1995 and 1994.

6. COMMITMENTS AND CONTINGENCIES

   Certain equipment and office space are held under noncancelable operating leases. The Company has also entered into various agreements with broadcasting companies in order to transmit music service to its customers through the broadcasting companies' subchannels. Expense under the operating leases and broadcasting agreements was approximately $408,000, $338,000, and $268,000 during 1996, 1995, and 1994, respectively.

   Future minimum payments under the leases and broadcasting agreements are as follows:


        YEAR

        1997                             $  332,000
        1998                                301,000
        1999                                283,000
        2000                                249,000
        2001                                 60,000
        Thereafter                           88,000
                                         ----------

        Total minimum lease payments     $1,313,000
                                         ==========


   The Company has entered into an employment agreement with its President. The agreement provides for the President to receive a stated minimum annual salary. The term of the agreement is through May 1998.

7. ACQUISITIONS

   On January 2, 1996, the Company acquired the assets of Florida Sound Engineering Company ("Florida Sound"), including its Pro Sound division, for $5,750,000. The acquisition was funded through a commercial bank loan. Florida Sound is a MUZAK(R) franchisee in north Florida and south Georgia.

   The acquisition was accounted for as a purchase, and the excess of the amount paid over the fair value of net assets acquired was approximately $2,700,000, which is being amortized over 20 years on a straight-line basis. The other intangible assets acquired, principally subscriber contracts, are being amortized over 8 years.

   The results of operations of Florida Sound are included with the results of the Company from January 2, 1996. Assuming the acquisition had occurred on January 1, 1995, the Company's (unaudited) net sales, net income, and earnings per share would have been approximately $11,500,000, $612,000, and $.27, respectively, for the year ended December 31, 1995.

   In November 1996, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and assume the liabilities of Suncom Communications, L.L.C. ("Suncom") in exchange for approximately 2,100,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase. Suncom owns and operates MUZAK/(R) /franchises in Hillsborough and Charlotte, North Carolina, and Phoenix, Arizona. Management of the Company expects the transaction to close in April 1997.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

   2.2 Agreement and Plan of Share Exchange dated March 1, 1994 among Registrant, American Music Network, Inc. and A.J. Schell (incorporated by reference to Exhibit 2 of Form 8-K/A filed March 17, 1994).
   2.3 Agreement of Sale dated October 19, 1995 among Registrant and Florida Sound Engineering Company (incorporated by reference to Exhibit I of Form 8-K dated March 15, 1996).
   3.1 Articles of Incorporation, as amended through September 17, 1982 (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).
   3.1(a) Amendment to Articles of Incorporation, effective June 11, 1991
          (incorporated herein by reference to Exhibit 3.1(a) of the Annual Report on Form 10-K for the year ended December 31, 1991).
   3.2 Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-KSB for the year ended December 31,
          1993).
  10.1 Employment Agreement dated July 18, 1989, with A. J. Schell (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).*
  10.3 Deferred Compensation Agreement Dated January 5, 1983 with Doris K. Krummenacker (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).*

   10.4 Second Amended and Restated Loan Agreement by and between Registrant and SunTrust Bank, Central Florida, N.A. dated December 21, 1995, effective January 2, 1996 (incorporated by reference to Exhibit II of Form 8-K dated March 15, 1996).
   10.6   Incentive Stock Option Plan (incorporated herein by reference to
          Exhibit 10.8 of the Annual Report on Form 10-K for the year ended December 31, 1991).*
   10.7 1993 Employee Stock Purchase and Stock Bonus Plan (incorporated by reference to Exhibit 10.7 of Form 10-KSB for the year ended December 31, 1992).*
   10.8 MUZAK(R) License Agreement by and between MUZAK Limited Partnership and Registrant dated January 1, 1992 (incorporated by reference to
          Exhibit 10.8 of Form 10-KSB for the year ended December 31, 1992).
   10.9 MUZAK(R) License Agreement by and between MUZAK Limited Partnership and Registrant dated January 1, 1991 (incorporated by reference to
          Exhibit 10.9 of Form 10-KSB for the year ended December 31, 1992).
   10.10 MUZAK(R) License Agreement by and between MUZAK Limited Partnership and Registrant dated January 1, 1991 (incorporated by reference to
          Exhibit 10.10 of Form 10-KSB for the year ended December 31, 1992).
   10.11 MUZAK(R) License Agreement by and between MUZAK Limited Partnership and American Music Network, Inc. dated March 1, 1991 (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-KSB for the year ended December 31, 1993).
   10.12 MUZAK(R) License Agreement by and between MUZAK Limited Partnership and Florida Sound Engineering Company dated January 1, 1991 (incorporated by reference to Exhibit III of Form 8-K dated March 15,
          1996).
   10.13 Amendment and Supplement to Employment Agreement, dated September 1, 1993, between the Registrant and A.J. Schell (incorporated by reference to Exhibit 1 of Form 10-QSB for the period ended September 30, 1993).*
   10.14 Asset Purchase Agreement dated as of November 19, 1996 between Registrant and Suncom Communications L.L.C. (incorporated by reference to Exhibit on Form 8-K dated November 26, 1996)
   21     Subsidiaries of the Registrant.

*  Management contract or compensatory plan or arrangement.

(B)  Reports on Form 8-K

   Form 8-K filed November 26, 1996 reporting the Asset/Purchase Agreement dated November 19, 1996 between the Company and Suncom Communications L.L.C. providing for the acquisition of Suncoms business.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AUDIO COMMUNICATIONS NETWORK, INC.
                                           (Registrant)


                                  By:/s/ A.J. Schell
                                     --------------------------------
                                     A. J. Schell
                                     Chairman of the Board of Directors

Date: March 28, 1997

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                           Title                       Date
        -----------                          -----                      ------

/s/Doris K. Krummenacker      Vice President, Secretary/Treasurer    March 28, 1997
--------------------------    (Principal Financial Officer and
Doris K. Krummenacker         Principal Accounting Officer)
                              Director


/s/A. J. Schell               Chairman of the Board, President,      March 28, 1997
---------------------------   Chief Executive Officer (Principal
A.J. Schell                   Executive Officer)

/s/Robert Dyer                Director                               March 28, 1997
---------------------------
Robert Dyer

/s/Nat M. Turnbull            Director                               March 28, 1997
---------------------------
Nat M. Turnbull

/s/Patrick J. Dougherty       Director                               March 28, 1997
--------------------------
Patrick J. Dougherty




        Signature                            Title                       Date
        ---------                           ------                      ------
/s/Ben B. Moss                Director                               March 28, 1997
--------------------------
Ben B. Moss

/s/Ralph L. Weber             Director                               March 28, 1997
-------------------------
Ralph L. Weber

/s/C. Lee Maynard             Director                               March 28, 1997
-------------------------
C. Lee Maynard
