Form 10QSB
period 1997-03-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1997-05-13
CIK 53678

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

          For the quarterly period ended   March 31, 1997
                                           --------------

     ( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                               EXCHANGE ACT

          For the transition period from                to
                                         --------------     -----------------

                    Commission file number 0-7762
                                           ------

                      AUDIO COMMUNICATIONS NETWORK, INC.
            -------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                         FLORIDA                         52-0690530
            -------------------------------------------------------
               (State or other jurisdiction           (IRS Employer
             of incorporation or organization)   Identification No.)

               1000 Legion Place, Suite 1515, Orlando, Fl.  32801
            -------------------------------------------------------
                        (Address of principal executive office)

                                         (407) 649-8877
                                         --------------
                              (Issuer's telephone number)

--------------------------------------------------------------------------------

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

Yes  X     No
    ----      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                    PROCEEDING DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan
confirmed by court.  Yes       No        Not Applicable  X
                         ----     ----                  ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS
                       ------------------------------------

       State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   2,333,191
                                                       ---------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FIRST QUARTER
                                             ----------------------------
                                                FOR THE 3 MONTHS ENDED
                                             ----------------------------

PART I - FINANCIAL INFORMATION                 3/31/97            3/31/96
------------------------------               ---------          ---------

Music Sales...........................     $ 1,780,063        $ 1,828,138
Installations.........................         177,651            183,642
Equipment Sales.......................         200,875            262,053
Labor & Service.......................         104,197            115,006
Pro Sound Installations...............         156,548            210,263
                                             ---------          ---------
TOTAL REVENUE.........................       2,419,334          2,599,102

COST AND EXPENSES
-----------------
Cost of Sales.........................         983,598          1,074,862
Selling, General and
Administrative Expenses...............         808,311            718,661
Depreciation and Amortization.........         410,180            389,916
                                             ---------          ---------
TOTAL.................................       2,202,089          2,183,439
                                             ---------          ---------

Income before Other Income
(Expense) and Income Taxes............         217,245            415,663

OTHER INCOME (EXPENSE):
-----------------------
Interest Income.......................           2,420              7,532
Interest Expense......................        (235,378)          (271,851)
Other.................................          34,055             22,203
                                             ---------          ---------
OTHER NET.............................        (198,903)          (242,116)
                                             ---------          ---------

Income before Income Taxes............          18,342            173,547

Provision for Income Taxes............          13,700             22,100
                                             ---------          ---------

Net Income............................     $     4,642        $   151,447
                                             =========          =========
Net Income Per Common Share                $      -0-         $       .07
---------------------------                  =========          =========

Number of Common Shares...............       2,413,814          2,260,733
                                             =========          =========
Dividends Per Share                               -0-                 -0-
                                             =========          =========

               AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                                            3/31/97           12/31/96
                                        ------------       ----------------
PART I - FINANCIAL INFORMATION          (Unaudited)        (Condensed    from
------------------------------                             Audited Financial
                                                           Statements)
ASSETS

----------------------------------
Current Assets:
Cash & Cash Equivalents............. $      937,532       $     995,810
Accounts Receivable.................        871,828           1,044,562
Inventories.........................        470,683             473,771
Prepaid Expenses & Other............        366,007              50,138
                                        ------------        ------------
Total - Current Assets..............      2,646,050           2,564,281
                                        ------------        ------------
Property - Net......................      5,142,188           4,961,462
                                        ------------        ------------
Subscriber Contracts & Other
Intangibles.........................      2,377,901           2,487,096
Goodwill............................      4,339,273           4,408,520
Deposits & Other....................        225,511             171,761
                                        ------------        ------------
Total Other Assets..................      6,942,685           7,067,377
                                        ------------        ------------
TOTAL............................... $   14,730,923       $  14,593,120
                                        ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt............ $    1,584,828       $   1,303,265
Accounts Payable....................        675,419             700,276
Royalties Payable...................        157,760              80,757
Accrued Liabilities.................        133,727              85,079
                                        ------------        ------------
Total Current Liabilities...........      2,551,734           2,169,377
                                        ------------        ------------
Long - Term Debt....................      8,518,120           8,814,969
                                        ------------        ------------
Stockholders' Equity
Common Stock, $.25 par value
8,000,000 shares, authorized,
2,309,203 shares issued and
outstanding in 1996 and
2,333,191 shares in 1997............        583,298             577,301

Capital Contributed in Excess
of Par Value........................      5,158,914           5,117,258
Accumulated Deficit.................     (2,081,143)         (2,085,785)
                                        ------------        ------------
Stockholders' Equity................      3,661,069           3,608,774
                                        ------------        ------------
TOTAL............................... $   14,730,923       $  14,593,120
                                        ============        ============

PART I
------

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE 3 MONTHS ENDED
                          ----------------------

                                                        3/31/97           3/31/96
                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash Received From Customers...................      $  2,610,148      $  2,547,108
Cash Paid To Suppliers & Employees.............        (2,332,966)       (1,996,986)
Interest Received..............................             2,420             7,532
Interest Paid..................................          (237,547)         (223,468)
Income Tax Paid................................           (13,077)          (19,519)
Other-Net......................................             2,153             8,060
                                                     -------------     -------------
Net cash provided by
Operating Activities...........................            31,131           322,727
                                                     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital Expenditures...........................            (2,081)           (2,234)
Purchase of Florida Sound Assets...............              -0-         (5,750,000)
Deferred Acquisition Costs.....................              -0-           (101,941)
Deferred Charges...............................           (56,152)             -0-
                                                     -------------     -------------
Net Cash used in Investing Activities..........           (58,233)       (5,854,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from issuance of long-term
debt...........................................           270,000        11,000,000
Principal payments under Capital lease
obligations....................................              -0-            (10,505)
Repayment of Long-Term Debt....................          (315,079)       (5,007,163)
Proceeds from sale of stock to employees.......            13,903              -0-
                                                     -------------     -------------
Net Cash Provided By
Financing Activities...........................           (31,176)        5,982,332
                                                     -------------     -------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS...............................           (58,278)          450,884

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR...........................................           995,810           590,107
                                                     -------------     -------------

CASH AND CASH EQUIVALENTS, END OF
PERIOD.........................................      $    937,532      $  1,040,991
                                                     =============     =============

PART I
------

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)


                                                                             3/31/97                 3/31/96
                                                                           -----------             -----------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net Income.............................................................    $     4,642             $   151,447
                                                                           -----------             -----------
Adjustments to Reconcile Net Income
To Net Cash Provided by Operations:
Depreciation and Amortization..........................................        410,180                 408,206
Valuation Allowance....................................................          1,525                  16,098
Deferred Commissions...................................................        (35,823)                (32,219)
Stock issued to Directors and
Employees in lieu of Cash Compensation.................................         33,750                    -0-
(Increase) decrease in operating assets
and increase (decrease) in operating
liabilities:
Accounts Receivable....................................................        171,734                 (51,994)
Inventories............................................................       (343,261)               (355,718)
Prepaid and Other Current Assets.......................................       (315,869)               (128,756)
Accounts Payable.......................................................        (24,857)                 89,893
Accruals...............................................................        125,651                 229,728
Other - Net............................................................          3,459                  (3,958)
                                                                           -----------             -----------
Total Adjustments......................................................         26,489                 171,280
                                                                           -----------             -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES.............................................................    $    31,131             $   322,727
                                                                           ===========             ===========

Supplemental Schedule of Noncash Investing and Financial Activities:

During the quarters ending March 31, 1997 and 1996 approximately $346,000 and $554,000, respectively, of inventory was leased to customers and reclassified to property and equipment.

During the quarters ending March 31, 1997 and 1996 service vehicles totaling approximately $48,000 and $18,000 respectively were acquired through the issuance of long-term debt.

PART I
------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY
-------

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.


                                                                     RELATIONSHIP TO TOTAL REVENUES

                                                                            1ST. QUARTER
                                                                            ------------

                                                                        FOR THE 3 MONTHS ENDED
                                                                        ----------------------
                                                                      3/31/97                3/31/96
                                                                    ---------               --------
Revenues from Operations                                              100.0%                 100.0%

Operating Costs and Expenses                                          (74.0)                 (69.0)
                                                                      -------                -------
Income from Operations before
Depreciation and Amortization                                          26.0                   31.0

Depreciation and Amortization                                         (17.0)                 (15.0)
                                                                      -------                -------
Income before Other Income (Expense),
    and Income Taxes                                                    9.0                   16.0

Other Income (Expense) Net                                             (8.2)                  (9.3)
                                                                      -------                -------
Income before Income Taxes                                              0.8                    6.7

Provision for Income Taxes                                             (0.6)                  (0.9)
                                                                      -------                -------
Net Income                                                              0.2                    5.8
                                                                   ==========              =========

PART I
------


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


REVENUES:
---------

Consolidated net revenues for the 1st. Quarter of 1997 were $2,419,000 as compared to $2,599,000 for the 1st. Quarter of 1996. This is a decrease of $180,000 or 7%. It was an overall decrease starting with recurring revenues. The slight reduction in continuing revenues was due to consolidation and restructuring of various national accounts. In 1996 the Company had unusually large installation and equipment sales which resulted in a greater increase than projected.

These revenues have not yet occurred in 1st. Quarter 1997. Sound revenue for completion of various large equipment contracts did not take place as anticipated in the 1st. Quarter.


COST AND EXPENSES:
------------------

Cost of sales remained relatively the same in both years as a percentage of sales. The increase in cost and expenses were due primarily to a greater emphasis on sales. Additional marketing personnel were hired in each franchise to expand the recurring revenue base.

DEPRECIATION AND AMORTIZATION:
------------------------------

Depreciation and amortization increased as a percentage of sales in 1997 due to certain recurring contracts initiated in 1996 that required the installation of subscriber equipment that is being depreciated.

OTHER INCOME AND EXPENSE (NET):
-------------------------------

The decrease in Other Income and Expense is due primarily to the reduction in interest expenses due to principal payments on its existing loan. Other "Net" is a compilation of gain or loss on fixed assets, commission earned or allowed, cancellation fees, bad debt recoveries, bank service charges, discounts earned or allowed.

INCOME TAXES:
-------------
At March 31, 1997 the Company had net operating loss carryforwards for federal tax purchases of approximately $2,000,000. Such loss carryforwards expire in 2004 through 2006.

NET INCOME:
-----------
The 1st. Quarter of 1997 was a break even point vs $151,000 or $.07 a share for the 1st. Quarter of 1996.

The decrease in earnings were due in part to the decrease in revenue as explained under Revenues. Increased expenses were incurred in operations by an increase in sales personnel which should show positive results in the future.

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

Subsequent to March 31, 1997 Audio Communications Network, Inc. purchased for cash ($177,989) all of the assets of Central California Electronics, Inc. a California corporation located in Fresno. Central California Electronics, Inc. was a 3M music subscription competitor of Audio Communications Network, Inc.'s California franchise.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) have decreased from $835,000 in 1996 to $664,000 in 1997 or approximately 21%.

On January 2, 1996, the Company and SunTrust entered into a Second Amended and Restated Loan amendment to this existing loan agreement. This new amendment was for $11,000,000 and is called a "consolidated loan." It paid off the Company's indebtedness of $4,810,000 at December 31, 1995 and gave the Company the ability to purchase for cash the assets of the Muzak(R) franchise in Jacksonville, Florida and to purchase additional inventory for the Pro Sound Division acquired in the acquisition. In the new covenants, Funded Debt to EBITDA Ratio replaces the Debt to Net Worth Ratio.

On March 4, 1997 SunTrust Bank, Central Florida, N.A. agreed to extend an additional term loan in the principal amount of $270,000 to Audio Communications Network, Inc. The new loan will be secured by the existing

Security Documents. The purpose of the loan was made to acquire a business in California (see Acquisition) and to convert those subscribers from SCA to DBS.

In November 1996, the Company entered into an Asset Purchase Agreement (the "Suncom Asset Purchase Agreement") to acquire substantially all of the assets and assume the liabilities of Suncom Communications, L.L.C. ("Suncom"). Suncom owns and operates MUZAK(R) franchises in Hillsborough and Charlotte, North Carolina and Phoenix, Arizona.

In connection with this transaction, which is expected to be consummated in the second quarter of 1997, the Company expects that its existing banking facilities and the current bank facilities of Suncom will be replaced with a combined banking facility covering both the Company and Suncom.

All payments of interest and principal on loans outstanding have been made on a timely basis.

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

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date  May 9, 1997                    /s/ Doris K. Krummenacker
      --------------------           -------------------------
                                     Doris K. Krummenacker
                                     Vice President/Finance &
                                     Treasurer



Date  May 9, 1997                    /s/ A.J. Schell
      -------------------            -------------------------
                                     A. J. Schell
                                     Chairman and
                                     Chief Executive Officer