Form 10KSB/A
period 1996-12-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1997-08-18
CIK 53678

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-KSB/A

(Mark One)

(X) Annual Report under Section 13 OR 15(d) of the Securities Act of 1934 (Fee required)

For the fiscal year ended:  December 31, 1996.

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _________ to ____________

Commission File Number:  0-7762.

                       AUDIO COMMUNICATIONS NETWORK, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              FLORIDA                                       59-0690530
----------------------------------------          ------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

      1000 LEGION PLACE, SUITE 1515
           ORLANDO, FLORIDA                                   32801
----------------------------------------          ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:      (407) 649-8877
Securities registered pursuant to Sec. 12(b) of the Exchange Act: NONE Securities registered pursuant to Sec. 12(g) of the Exchange Act:

                     COMMON SHARES, PAR VALUE $.25 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---    ---

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.     (X)

        Issuer's revenues for its most recent fiscal year $11,051,227.

        As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of Registrant was $5,058,027.

        As of March 14, 1997, 2,319,203 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

               The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:




      Name                   Age                 Position
      ----                   ---                 --------
A.J. Schell                  61              Chairman of the Board
Mitchell Kleinhandler        48              President and Director
David Unger                  41              Executive Vice President
                                             and Director
Doris K. Krummenacker        70              Secretary*
Robert Davidoff              70              Director Nominee**
Patrick J. Dougherty         53              Director
Robert Dyer                  64              Director
David Gezon                  40              Director
William Landman              45              Director
C. Lee Maynard               56              Director
Ralph L. Weber               83              *
Nat M. Turnbull              83              *
Ben B. Moss                  75              *

------------------------
*       Resigned as a Director effective May 30, 1997.
** Mr. Davidoff is a nominee for Director. The election will take place at the company's Annual Meeting of Shareholders to be held on August 21, 1997.

        A.J. SCHELL has served as Chairman of the Board since June 1990 and as the Company's President and Chief Executive Officer from May 1987 through May 30, 1997.

        MITCHELL KLEINHANDLER has served as President and Chief Operating Officer of the Company and as a Director since May 30, 1997. Since September 1995, Mr. Kleinhandler has served as President of Suncom. Prior thereto, Mr. Kleinhandler was the President of Consolidated Cable Properties Inc., a cable television management company.

        DAVID UNGER has served as Executive Vice President, Assistant Secretary and a Director of the Company since May 30, 1997. Since September 1995, Mr. Unger has served as Chairman of Suncom. From 1993 to 1995, Mr. Unger has served as President of D Squared Productions, Inc., Mr. Unger's personal investment company. Prior thereto, Mr. Unger served as a Vice President of Communications Equity Associates, a merchant banking firm specializing in the merchant communications industry.

        DORIS K. KRUMMENACKER has served as Secretary of the Company since 1990. Ms. Krummenacker served as the Company's Treasurer and a Vice President from 1974 through May 30, 1997 and as a Director of the Company from 1990 through May 30, 1997.

        ROBERT DAVIDOFF has served as the Managing Director of Carl Marks & Co., Inc., an investment company which is an affiliate of CMNY Capital II, L.P., a member of Suncom, since 1950.

        PATRICK J. DOUGHERTY has served as a Director of the Company since May 1988. Mr. Dougherty has been a certified public accountant since 1970, and has served as the President of Patrick J. Dougherty, CPA, PA, since 1982.

        ROBERT DYER has served as a Director of the Company since May 1988. Mr. Dyer has been a practicing attorney since 1961, and has been a partner in the Orlando law firm of Allen, Dyer, Doppelt, Franjola & Milbrath since November 1980.

        DAVID GEZON has served as a Director of the Company since May 30, 1997. Mr. Gezon has served as the President of Midwest Mezzanine Fund, L.P., an investment fund which is a member of Suncom, since August 1992.

        WILLIAM LANDMAN has served as a Director of the Company since May 30, 1997. Mr. Landman has been a Principal of CMS Companies, a private investment company which is an affiliate of CMS Interactive Communications Partners, L.P., a member of Suncom, since 1986.

        C. LEE MAYNARD has served as a Director of the Company since May 1985. Mr. Maynard has been a private real estate investor since 1992. From 1987 through 1992, Mr. Maynard served as the Chairman of the Board and Chief Executive Officer of Enterprise National Bank of Tampa.

        RALPH L. WEBER served as a Director of the Company from 1956 through May 30, 1997. Mr. Weber served as a consultant to the Company from June 1990 to 1994. Prior thereto, Mr. Weber was the Chairman of the Board and Chief Executive Officer of the Company.

        NAT M. TURNBULL served as a Director of the Company from 1959 through May 30, 1997. Mr. Turnbull also served as a Vice President and Secretary of the Company from 1969 to June 1990. Mr. Turnbull has been a practicing attorney since 1948 and is a senior member of the law firm of Turnbull, Abner & Daniels.

        BEN B. MOSS served as Director of the Company from 1965 through May 30, 1997. Since 1964, Mr. Moss has been the President of Florida Brace Corp., a company engaged in the business of manufacturing and distributing orthopedic appliances.


CERTAIN INFORMATION CONCERNING THE BOARD OF DIRECTORS

        All Directors hold office until the expiration of their terms and the election and qualification of their successors. During the fiscal year ended December 31, 1996 ("Fiscal 1996"), the Board of Directors held a total of seven meetings. No Director during Fiscal 1996 attended fewer than 75 percent of the aggregate of: (1) the total number of meeting of the Board of Directors and (2) the total number of meetings held by all committees on which he served. Officers serve at the discretion of the Board of Directors.

        For Fiscal 1996, the Company maintained three standing committees: an Audit, Compensation and Nominating Committee. The Audit Committee met one time in Fiscal 1996 and included Messrs. Schell, Dougherty and Maynard and Ms. Krummenacker. On May 31, 1997, the Board of Directors established a new Audit Committee, consisting of Messrs. Dougherty, Gezon, Landman, Schell and Unger. The Audit Committee has the following duties and responsibilities: (a) to recommend to the Board the accounting firm to be selected by the Board or to be recommended by it for shareholder approval as the independent auditor of the Company, (b) to meet and review with the independent auditors, the chief internal auditor and the appropriate corporate officers regarding matters relating to corporate financial reporting and accounting procedures and policy, the adequacy of financial, accounting and operating controls for the Company and the scope of the respective audits of the independent auditors and the internal auditor, (c) to report the results of the foregoing to the Board and to further submit to the Board any recommendations which the committee may have, from time to time, with respect to financial reporting and accounting practices and policies and financial, accounting and operation controls and safeguards, and
(d) to perform such further services as delegated by the Board.

        The Compensation Committee held one meeting in Fiscal 1996 and included Messrs. Dyer and Moss. On May 31, 1997, the Board of Directors established a new Compensation Committee consisting of Messrs. Gezon, Kleinhandler and Landman. The Compensation Committee has the following duties and responsibilities: (a) to periodically review the compensation (including salary, bonus and benefits) of all of the executive officers of the Company and its subsidiaries, (b) to review and recommend to the Board matters relating to employee compensation and employee benefit plans and incentives generally, and (c) such other duties and responsibilities as may, from time to time, be designated by the Board.

        The Nominating Committee held one meeting in Fiscal 1996 and included Messrs. Schell, Maynard, Turnbull and Weber. The Nominating Committee met for the purpose of nominating and recommending the selection of Directors to comprise the Company's Board of Directors for the ensuing year. The Company currently does not have a nominating committee or another committee performing a similar function.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during Fiscal 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.       EXECUTIVE COMPENSATION.

        The compensation paid and/or accrued to the Chief Executive Officer for services rendered to the Company during the three fiscal years ended December 31, 1996, 1995 and 1994 is set forth below. No other executive officer's total annual salary and bonus exceeded $100,000.

(A)     SUMMARY COMPENSATION TABLE



                                                                                         Long Term Compensation
                                                                           ------------------------------------------
                                         Annual Compensation                          Awards                Payouts
                                 ----------------------------------------  ----------------------------- ------------
                                                                                                          Long-Term
                                                              Other         Restricted     Securities     Incentive      All
Name of Individual      Fiscal                                Annual          Stock       Underlying        Plan        Other
and Principal Position   Year     Salary($)   Bonus($)(2) Compensation($)    Awards($)   Options/SARs(#)  Payouts($) Compensation($)
----------------------  -----    ----------   ----------- ---------------   ----------   ---------------  ---------- ---------------
A.J. Schell             1996      $350,000     $50,000         $ --            --            30,000         $ --       $ 4,557(3)
Chairman, President     1995      $232,650     $50,000         $ --            --              --           $ --       $23,607(3)
& CEO (1)               1994      $207,199     $25,000         $ --            --              --           $ --       $20,528(3)


(1) Resigned as President and Chief Executive Officer effective May 30, 1997.
(2) Bonus amounts are shown in the year for which they were awarded.
(3) Represents amount contributed by the Company for Mr. Schell's account in the Company's target benefit pension plan.

(B)     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                         Number of       Percent of Total
                        Securities         Options/SARs
                        Underlying            Granted           Exercise
                       Options/SARs        to Employees         or Base              Expiration
Name of Individual        Granted         In Fiscal Year     Price($/Share)             Date
------------------     ------------      ---------------     --------------         ------------
A.J. Schell                25,000              71.47%            $1.125          February 22, 2000


(C) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                     Number of Securities      Value of Unexercised
                                                    Underlying Unexercised         In-The-Money
                        Shares                           Options/SARs              Options/SARs
                      Acquired on       Value       at Fiscal Year End (#)    at Fiscal Year End ($)
Name of Individual   Exercise (#)   Realized ($)   Exercisable/Unexercisable Exercisable/Unexercisable
------------------ --------------   ------------   ------------------------- -------------------------
A.J. Schell                0              0                55,000/0                  $52,500/0

(D)     LONG-TERM INCENTIVE PLAN AWARDS

        The Company has no long-term incentive plans as such term is defined in
Item 402(a)(6)(iii) of Regulation S-B.

(E)     DIRECTORS COMPENSATION

        For Fiscal 1996, the Company compensated its Directors at a rate of $1,000 per Board meeting attended, payable in cash or Common Shares. Six Directors elected to receive their fees in stock, totalling 17,274 Common Shares. The number of shares issuable was determined by the fair market value of the shares on the date of the meetings. Two Directors elected received $14,502 for attending seven meetings.

(F)     EMPLOYMENT CONTRACTS

        The Company has written Employment Agreements with three of its executive officers: A.J. Schell, Chairman of the Board; Mitchell Kleinhandler, President and Chief Operating Officer and David Unger, Executive Vice President. All of the Employment Agreements were entered into as of May 30, 1997, contemporaneously with the closing of the Suncom Asset Purchase Agreement.

        Mr. Schell's Employment Agreement replaces his 1989 employment contract with the Company. The new Agreement is for a three year term (subject to early termination in certain specified events) and provides for a salary at the rate of $100,000 per annum. In addition, however, in recognition of certain obligations of the Company to Mr. Schell under his former employment contract, which obligations were triggered by the closing of the Suncom Asset Purchase Agreement, the Company has agreed to pay Mr. Schell, and Mr. Schell has agreed to accept, the sum of $1,500,000 in three equal annual installments commencing in January, 1998. The Company's obligations to Mr. Schell with respect to such additional payments are secured by a pledge by Suncom of the stock which it purchased from Mr. Schell contemporaneously with the closing of the Suncom Asset Purchase Agreement.

        Mr. Kleinhandler and Mr. Unger are each entitled to a base salary of $200,000 per annum plus a bonus of $50,000 if the Company achieves or exceeds "plan" as defined in their respective employment agreements. Both agreements are for a one year term, subject to early termination in certain events and automatic renewals unless notice is given. Mr. Unger has the ability, at his election, to reduce his time commitment to the Company to 40% of his business time, in which event his base salary will be reduced to $100,000 per year and he will no longer be entitled to a bonus. Should Mr. Unger make this election prior to the first anniversary of his employment agreement, the agreement is automatically extended for an additional year. Further, should Mr. Unger make this election, Mr. Kleinhandler's base salary and potential bonus are each to be increased by $25,000 per year.

(G)     REPORT ON REPRICING OF OPTIONS/SARS

        The Company did not reprice any stock options or SARs previously rewarded during Fiscal 1996.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of August 15, 1997, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Shares, $.25 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Shares, (ii) each nominee for Director and executive officer of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all Officers and nominees for Directors as a group:


                                        Amount and
                                        Nature of
Name and Address of                     Beneficial                Percentage of
Beneficial Owner                      Ownership (1)                 Class (2)
----------------                      -------------                 ---------
A.J. Schell (3)                         30,000  (4)                     *

Mitchell Kleinhandler (3)            2,697,986  (5)                   60.6%

David Unger (3)                      2,703,986  (6)                   60.7%

Robert Davidoff                      2,697,986  (7)                   60.6%
c/o Carl Marks & Co., Inc.
135 East 57th Street
New York, NY  10022

David Gezon                          2,697,986  (8)                   60.6%
c/o Midwest Mezzanine Fund L.P.
208 S. LaSalle St., Suite 510
Chicago, IL  60604

William Landman                      2,697,986  (9)                   60.6%
c/o CMS Companies
1926 Arch Street
Philadelphia, PA  19103

Patrick J. Dougherty (3)                14,817                          *

Robert Dyer (3)                         71,399                         1.6%

                                        Amount and
                                        Nature of
Name and Address of                     Beneficial                Percentage of
Beneficial Owner                      Ownership (1)                 Class (2)
----------------                      -------------                 ---------

C. Lee Maynard (3)                      30,900                          *

Suncom Communications L.L.C.         2,697,986 (10)                   60.6%
4059 Yancey Road
Charlotte, NC  28217

All Directors and Officers           2,869,709 (11)                   64.4%
as a Group (10 persons)



*   Represents less than one percent ownership.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all Common Shares beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2)     Based on 4,453,191 Common Shares as of August 15, 1997.

(3) The address of this person is c/o Audio Communications Network, Inc., 1000 Legion Place, Suite 1515, Orlando, Florida 32801.

(4) Includes an aggregate of 30,000 Common Shares issuable upon exercise of a like number of options.

(5) Includes 2,697,986 Common Shares owned by Suncom. Excludes 1,000,000 Common Shares issuable to Suncom pursuant to an option granted pursuant to the Suncom Asset Purchase Agreement (the "Suncom Option"). Mr. Kleinhandler disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 10, infra. Also excludes Common Shares held by relatives of Mr. Kleinhandler, of which, Mr. Kleinhandler does not have any power to direct the vote or disposition and therefore disclaims any beneficial ownership.

(6) Includes 2,697,986 Common Shares owned by Suncom. Excludes 1,000,000 Common Shares issuable to Suncom pursuant to the Suncom Option. Mr. Unger disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 10, infra.

(7) Includes 2,697,986 Common Shares owned by Suncom. Excludes 1,000,000 Common Shares issuable to Suncom pursuant to the Suncom Option. Mr. Davidoff is the Managing Director of Carl Marks & Co., Inc., an affiliate of CMNY Capital II, L.P. ("CMNY"), and disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 10, infra.

(8) Includes 2,697,986 Common Shares owned by Suncom. Excludes 1,000,000 Common Shares issuable to Suncom pursuant to the Suncom Option. Mr. Gezon is the President of Midwest Mezzanine Fund, L.P. ("Midwest") and disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 10, infra.

(9) Includes 2,697,986 Common Shares owned by Suncom. Excludes 1,000,000 Common Shares issuable to Suncom pursuant to the Suncom Option. Mr. Landman is a Vice President of the corporate general partners of CMS Interactive Communications Partners, L.P. ("CMS") and disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 10, infra.

(10) Excludes 1,000,000 Common Shares issuable to Suncom pursuant to the Suncom Option. Members of Suncom include Suncom Management L.L.C. ("Suncom Management"), Midwest, CMS and CMNY. Suncom Management is controlled by Messrs. Kleinhandler and Unger. Midwest is ultimately controlled by ABN AMRO Bank. CMS is controlled ultimately by MSPS/ICP, Inc., and CMS 1994, Inc., both affiliates of CMS Companies, a private investment company. CMNY is controlled by Carl Marks & Co., Inc.

(11) Includes an aggregate of 36,500 Common Shares issuable upon exercise of a like number of options.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See "Item 10. Executive Compensation" for information concerning the terms of employment agreements and stock options granted during Fiscal 1996 to certain Officers and Directors of the Company.

        Pursuant to the terms and provisions of the Suncom Asset Purchase Agreement, among other things, the Company agreed to assume all of Suncom's liabilities. In furtherance thereof, the Company and Suncom, Inc. agreed to jointly and severally assume Suncom's subordinated indebtedness in the original principal amount of $4,750,000 to Midwest, a member of Suncom. The subordinated debt to Midwest bears interest at the rate of 12.27% per annum payable quarterly on the first day of January, April, July and October. Quarterly principal installments in the amount of $250,000 each are to begin January 1, 2000. The obligations of the Company and Suncom Inc. with respect to the subordinated debt is secured by a guaranty executed and delivered by the Company's other subsidiaries.

        To evidence the assumption of the subordinated debt, the Company and Suncom Inc. executed and delivered a Note Assumption Agreement dated May 30, 1997 with Midwest and further executed and delivered an allonge to the existing subordinated note. Pursuant to the documentation with Midwest, the Company has agreed to certain affirmative, negative and financial covenants including, without limitation (a) prohibitions against the incurrence of additional debt or liens, restrictions on mergers, acquisitions or sales of assets and restrictions on transactions with affiliates, dividends and payments, (b) limits on capital expenditures and maintenance of certain coverage and leverage ratios and (c) allowing Midwest to have a representative present to observe all meetings of the Boards of Directors of the Company and its subsidiaries.

        During Fiscal 1996, the Company paid approximately $22,833 to the law firm of Turnbull, Abner & Daniels, of which former Director Nat M. Turnbull is a partner. In addition, approximately $12,231 was paid for tax advice to Patrick
J. Dougherty, CPA, PA, of which Director Patrick J. Dougherty is a principal.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AUDIO COMMUNICATIONS NETWORK, INC.


                                          By:   /s/ Mitchell Kleinhandler
                                             -------------------------------
                                             Mitchell Kleinhandler
                                             President and
                                             Chief Operating Officer


Date:  August 15, 1997