Form 10QSB
period 1997-06-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1997-08-19
CIK 53678

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997.


        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to _____________.

        Commission file number 0-7762.

                       AUDIO COMMUNICATIONS NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                            59-0690530
-------------------------------------------           --------------------------
  (State or other jurisdiction                             (I.R.S. Employer
   of incorporation of organization)                     Identification Number)

       1000 Legion Place, Suite 1515
             Orlando, Florida                                    32801
-------------------------------------------           --------------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (407) 649-8877.

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---      ---

        As of August 15, 1997, 4,453,191 Common Shares were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

               AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  UNAUDITED STATEMENT OF CONSOLIDTED OPERATIONS

                                             SECOND QUARTER
                                    ------------------------------
                                         FOR THE 3 MONTHS ENDED
                                    ------------------------------
PART I - FINANCIAL INFORMATION          6/30/97           6/30/96
                                    -----------      ------------
Music Sales ....................    $ 2,483,173      $ 1,653,741
Installations ..................        534,420          371,270
Equipment Sales ................        453,835          502,858
Miscellaneous...................         44,769           77,157
                                    -----------      -----------
TOTAL REVENUE...................      3,516,197        2,605,026

COST AND EXPENSES
Cost of Sales ..................      1,070,510          760,430
Selling, General and
Administrative Expenses ........      1,257,591          969,495
Depreciation and Amortization ..        797,421          596,567
                                    -----------      -----------
TOTAL ..........................      3,125,522        2,326,492
                                    -----------      -----------
Income before Other Income
(Expense) and Income Taxes......        390,675          278,534

OTHER INCOME (EXPENSE):
Interest Income ................          1,672             -0-
Interest Expense................       (574,317)        (470,925)
Other ..........................          2,410             -0-
                                    -----------      -----------
OTHER NET ......................       (570,235)        (470,925)
                                    -----------      -----------
Loss before Income Taxes........       (179,560)        (192,391)
Provision for Income Taxes .....          4,600             -0-
                                    -----------      -----------
Net Loss........................    $  (184,160)     $  (192,391)
                                    ===========      ===========
Net Loss Per Common Share
 (Proforma).....................    $     (.04)      $     (.04)
                                    ===========      ===========
Weighted Average Number of
Common Shares...................      4,516,080        4,516,080
                                    ===========      ===========
Dividends Per Share.............            -0-              -0-
                                    ===========      ===========

               AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                            FIRST SIX MONTHS
                                    ------------------------------
                                         FOR THE  6 MONTHS ENDED
                                    ------------------------------
                                        6/30/97           6/30/96
                                    ------------      -----------
PART I - FINANCIAL INFORMATION
Music Sales ....................    $  4,389,025      $ 3,270,024
Installations ..................         846,153          745,121
Equipment Sales ................         843,232        1,061,613
Miscellaneous...................         100,213          141,167
                                    ------------      -----------
TOTAL REVENUE...................       6,178,623        5,217,925

COST AND EXPENSES
Cost of Sales ..................       1,783,996        1,506,668
Selling, General and
Administrative Expenses ........       2,158,405        1,962,833
Depreciation and Amortization ..       1,428,770        1,193,134
                                    ------------      -----------
TOTAL ..........................       5,371,171        4,662,635
                                    ------------      -----------
Income before Other Income
(Expense) and Income Taxes......         807,452          555,290

OTHER INCOME (EXPENSE):
Interest Income ................           1,672             -0-
Interest Expense................      (1,054,890)        (945,712)
Other ..........................           2,410             -0-
                                    ------------      -----------
OTHER NET ......................      (1,050,808)        (945,712)
                                    ------------      -----------
Loss before Income Taxes........        (243,356)        (390,422)
Provision for Income Taxes .....           4,600             -0-
                                    ------------      -----------
Net Loss........................    $   (247,956)     $  (390,422)
                                    ============      ===========
Net Loss Per Common Share
 (Proforma)                         $      (.06)      $     (.09)
                                    ============      ===========
Weighted Average Number of
Common Shares...................       4,516,080        4,516,080
                                    ============      ===========
Dividends Per Share                         -0-               -0-
                                    ============      ===========

                AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                           6/30/97        12/31/96
                                    ---------------    ------------------
                                        (Unaudited)    (Condensed  from
                                                       Audited Financial
                                                       Stmts of Suncom
                                                       Communications,LLC)
PART I - FINANCIAL INFORMATION
ASSETS
Current Assets:
Cash & Cash Equivalents...........  $   1,635,732     $    132,565
Accounts Receivable ..............      1,230,165          839,442
Inventories.......................        950,930          443,969
Prepaid Expenses & Other..........        261,410          124,372
                                    -------------     ------------
Total - Current Assets............      4,078,237        1,540,348
                                    -------------     ------------
Property - Net....................     11,896,458        5,908,432
                                    -------------     ------------
Subscriber Contracts & Other
Intangibles.......................     16,372,920       14,921,299
Goodwill..........................     12,469,230          653,666
Deposits & Other..................         17,761           80,349
                                    -------------     ------------
Total Other Assets................     28,859,911       15,655,314
                                    -------------     ------------
TOTAL.............................  $  44,834,606     $ 23,104,094
                                    =============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current - Long Term Debt.........   $      50,363     $  1,400,000
Current Portion of Obligation
Under Capital Leases ............          13,278           68,420
Accounts Payable.................       3,039,710        1,482,758
Due A. J. Schell.................         414,475           -0-
Accrued Liabilities..............         893,615          406,871
Deferred Revenue.................         224,784           -0-
                                    -------------     ------------
Total Current Liabilities........       4,636,225        3,358,049
                                    -------------     ------------
Long - Term Debt.................      25,332,810       12,600,000
                                    -------------     ------------
Subordinate Debt.................       4,750,000        4,584,146
                                    -------------     ------------
Obligations Under Capital Leases.          32,168           13,719
                                    -------------     ------------
Due A. J. Schell.................         828,951           -0-
                                    -------------     ------------
Stockholders' Equity:
Common Stock, $.25 par value
8,000,000 shares, authorized,
4,453,191 outstanding as of
June 30, 1997.....................      1,113,298           -0-

Capital Contributed in Excess
of Par Value.....................       9,784,576           -0-
Members Invest. & Contrib. Capital         -0-           3,943,646
Accumulated Deficit..............      (1,643,422)      (1,395,466)
                                    -------------     ------------
Stockholders' Equity.............       9,254,452        2,548,180
                                    -------------     ------------
TOTAL............................   $  44,834,606     $ 23,104,094
                                    =============     ============

                AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE 6 MONTHS ENDED JUNE 30TH
                                            --------------------------------
                                                  1997              1996
                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...............................     $   (247,956)     $   (390,422)
 Adjustments to Reconcile Net Cash
  Provided by Operating Activities
Depreciation and Amortization..........        1,428,770         1,193,134
Amortization of Debt Discount..........             -0-              1,793
Change in Operating Assets and Liabilities
 Increase in Accounts Receivable.......          222,580           (90,302)
 Increase in Inventories...............         (531,142)         (550,873)
 Increase in Prepaid Expenses..........         (105,556)           27,350
 Decrease in Deferred Commission Expense            -0-               -0-
 Decrease in Deposits..................           62,588            (7,486)
 Increase in Deferred Revenue..........             -0-               -0-
 Increase in Accounts Payable..........          573,466          (144,847)
 Increase in Accrued Expenses..........          278,128          (164,873)
 Other,Net.............................          (28,422)           (1,778)
                                           -------------     -------------
Net Cash Provided By Operating Activities      1,652,456          (128,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of Certain Assets and
 Liabilities of ACN....................       (2,130,889)             -0-
Capital Expenditures...................         (738,328)         (560,804)
Change in Accumulated Depreciation.....             -0-               -0-
Acquisition of Intangible Assets                                      -0-
 and Goodwill..........................             -0-               -0-
                                           -------------     -------------
Net Cash Used in Investing Activities..       (2,869,217)         (560,804)
                                           -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Debt.........       26,493,426              -0-
Repayment of Long Term Debt............      (23,755,000)             -0-
Principal Payments Under Capital
 Lease Obligations.....................          (18,498)          (21,420)
Addition to Capital....................             -0-               -0-
                                           -------------     -------------
Net Cash Provided by Financing Activities      2,719,928           (21,420)
                                           -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS      1,503,167          (710,528)
                                           -------------     -------------
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD     132,565           800,256
                                           -------------     -------------
CASH & CASH EQUIVALENTS, END OF PERIOD     $   1,635,732     $      89,728
                                           =============     =============
Cash Paid During the Period For Interest   $   1,137,826     $   1,016,690

Supplemental Schedule of Noncash Investing
 & Financing Activities:
Inventory leased to customers and
 reclassified to property..............    $     527,548     $     433,623


                  AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES

                Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE 2 - ACQUISITION

On May 30, 1997, the Company completed a business combination with Suncom Communications L.L.C. a Delaware limited liability company. Under the terms of the agreement, the Company, through its wholly owned subsidiary, Suncom, Inc., acquired the assets and business of Suncom, in exchange for which the Company issued 2.1 million Common Shares to Suncom, which represented approximately 47.5% of the Company's outstanding Common Shares.

Also on May 30, 1997, Suncom consummated an agreement with A. J. Schell acquiring substantially all of his equity position in the Company. As a result, Suncom is the owner of 2,697,986 Common Shares, representing approximately 60.7% of the outstanding Common Shares of the Company resulting in a reverse acquisition.

The transaction has been accounted for as a reverse acquisition therefore the financial statements presented herein represent the historical results of Suncom and the results of operation of Audio Communications Network, Inc. from the date of acquisition.

Assuming the reverse acquisition had occurred on January 1, 1996 the Company's (unaudited) net revenues, net income (loss) per share, and earnings (loss) per share would have been approximately as follows:

                            2nd. Quarter                First 6 Months
                          1997        1996           1997            1996
                          ----        ----           ----            ----
Net Revenue             $5,269,441  $5,554,783   $10,351,201     $10,766,784

Net Income (Loss)       $ (872,941) $  103,039   $  (932,095)    $    56,455

Earnings (Loss)
 Per Share              $    (.19)  $      .02     $    (.21)    $       .01

AUDIO COMMUNICATIONS NETWORK & SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ending June 30, 1997

                                                                     Additional    Contributed
                                                                       Paid-in        Capital       Retained
                           Common Stock     Amount     Investments     Capital      Pf. Warrants    Earnings
_____________________________________________________________________________________________________________
Balance 1/1/96                 -0-            -0-       3,750,000         -0-          193,646      (850,123)
Net Loss for the 12 mos.
 ending 12/31/96               -0-           -0-            -0-           -0-           -0-         (545,343)
                            ---------       -------    ----------     ---------       --------    ----------
Balance 12/31/96               -0-            -0-       3,750,000         -0-          193,646    (1,395,466)
                            =========       =======    ==========     =========       ========    ==========
Balance 1/1/97                 -0-            -0-       3,750,000                      193,646    (1,395,466)
Increase of Common
Stock on Reverse
Acquisition on 5/30/97
with ACNI & Suncom          2,100,000       525,000    (3,750,000)    4,565,662       (193,646)        -0-

Common Shares Acquired
on Reverse Acquisition
from ACNI                   2,353,191       588,298         -0-       5,218,914         -0-            -0-

Net Loss for the Period
Ending 6/30/97                 -0-            -0-           -0-           -0-           -0-         (247,956)
                            ---------       -------    ----------     ---------       --------    ----------
Balance 6/30/97             4,453,191     1,113,298         -0-       9,784,576         -0-       (1,643,422)
                            =========       =======    ==========     =========       ========    ==========

Item 2. Management's Discussion and Analysis or Plan of Operation.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITIONS & RESULTS OF OPERATIONS

SUMMARY

The following table sets forth for the periods indicated, certain items from the Company's Consolidated Statement of Operations expressed as a percentage of operating revenues.

                                          RELATIONSHIP TO TOTAL REVENUES
                                       -------------------------------------
                                          FOR THE PERIOD ENDING JUNE 30TH
                                       -------------------------------------
                                        SECOND QUARTER     FIRST SIX MONTHS
                                       ----------------   ------------------
                                        1997      1996      1997      1996
                                        ----      ----      ----      ----
Revenues from Operations               100.0%    100.0%    100.0%    100.0%
Operating Costs and Expenses           (66.2)    (66.4)    (63.8)    (66.5)
                                       ------    ------    ------    ------
Income from Operations before
Depreciation and Amortization           33.8      33.6      36.2      33.5

Depreciation and Amortization           22.7     (22.9)    (23.1)    (22.9)
                                       ------    ------    ------    ------
Income before Other Income (Expense),
    and Income Taxes                    11.1      10.7      13.1      10.6
Other Income (Expense) Net             (16.2)    (18.1)    (17.0)    (18.1)
                                       ------    ------    ------    ------
Income before Income Taxes              (5.1)     (7.4)     (3.9)     (7.5)
Provision for Income Taxes              (0.1)      0.0      (0.1)      0.0
                                       ------    ------    ------    ------
Net Income                              (5.2)     (7.4)     (4.0)     (7.5)
                                       ======    ======    ======    ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

On May 30, 1997, Audio Communications Network, Inc. acquired the assets of Suncom Communications, L.L.C. ("Suncom acquisition") subject to the assumption of $18.75 million of liabilities. In addition, the members of Suncom received 2,100,000 shares of Audio stock representing approximately 48% of the shares on a fully diluted basis. In a separate transaction, the members of Suncom purchased 597,698 shares of Audio Stock from Al Schell, President, CEO, and Chairman of the Board. Suncom's franchise areas of operation include specified areas in the states of North and South Carolina as well as Arizona. Suncom will operate as a wholly owned subsidiary of Audio Communications Network, Inc.

The transaction has been accounted for as a reverse acquisition therefore the financial statements presented herein represent the historical results of Suncom and the results of operation of Audio Communications Network, Inc. from the date of acquisition.

NET REVENUES:

Consolidated Net Revenues for the 2nd. Quarter of 1997 were $3,516,197 increasing over the comparable period of 1996 and the 1st. Quarter of 1997 by $911,171 or 35% and $853,771 or 32% respectively. Ninety three percent of the increase over '96 is attributable to the reverse acquisition of ACN and the balance to the growth in the Suncom franchises. One hundred percent of the increase over the 1st Quarter of 1997 is attributable to the reverse acquisition of ACN.

Overall, the Company's first 6 months of 1997 revenues of $6,178,623 as compared to the first 6 months of 1996 revenues of $5,217,925 increased $960,698. Eighty eight percent of that increase is directly related to the reverse acquisition of ACN with the remaining representing growth from the Suncom franchises.

COST AND EXPENSES:

Cost and Expenses for the 2nd. Quarter of 1997 were $2,328,101 increasing over the comparable period of 1996 and the 1st. Quarter of 1997 by $598,176 or 35 % and $713,801 or 44% respectively. Ninety four percent of the increase over '96 is attributable to the reverse acquisition of ACN and the balance to the increase operating expenses of the Suncom franchises. Eighty five percent of the increase over the 1st. Quarter of 1997 is attributable to the reverse acquisition of ACN and the balance to the growth in the Suncom franchises.

Overall, the Company's first 6 months of 1997 Costs and Expenses of $3,942,401 as compared to the first 6 months of 1996 $3,469,501 increased $482,900. The entire increase is directly related to the reverse acquisition of ACN.

DEPRECIATION AND AMORTIZATION:

The increase in Depreciation and Amortization in the 2nd. Quarter of 1997 and the first 6 months of 1997 over like periods is due primarily to the assets acquired in the reverse acquisition.

OTHER INCOME AND EXPENSE (NET):

The increase in Other Income and Expense (Net) in the 2nd Quarter of 1997 and the first 6 months of 1997 over their like periods is due primarily to the additional senior and subordinated debt resulting from the reverse acquisition.

INCOME TAXES:

At June 30, 1997 the Company had operating loss carryforwards for federal tax purchases of approximately $2,000,000. Such loss carryforwards expire in 2004 through 2006.

NET INCOME/LOSS:

Net Loss for the Company's 2nd. Quarter of 1997 was $184,160 decreased from a loss for the comparable period of 1996 of $192,391 by $8,231 or 4%. The net loss for the 6 month period of 1997 was $247,956 compared to a loss for the comparable period in 1996 of $390,422, an improvement of $142,466 or 36%. These improvements in operating results are primarily attributable to the reverse acquisition of ACN.

LIQUIDITY AND CAPITAL RESOURCES:

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) for the first 6 months of 1997 have increased from $1,748,424 in 1996 to $2,236,222 in 1997 an increase of $487,798 or 28%.

On May 30, 1997, in conjunction with the Suncom transaction, the Company repaid all its bank debt obligations to SunTrust Bank, Central Florida, N.A. as well as $18.75 million of debt obligations of Suncom and entered into a $32 million credit facility with PNC Bank with SunTrust and Lehman Brothers as participating lenders in the facility. As of June 30, 1997 the Company had an outstanding loan balance of $25.25 million and an unused credit facility of $6.75 million. The credit facility is subject to various covenants including: (1) Debt Service Coverage Ratio; (2) Debt to Cash Flow Ratio; and (3) Debt to Minimum Monthly Recurring Billing Required.

In addition at that time, the Company and Midwest Mezzanine Fund entered into a $4,750,000 subordinated debt agreement. The agreement requires the Company to pay quarterly interest at a rate of 12.27%. Audio Communications Network, Inc. was in compliance with all covenants at June 30, 1997. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

                                     PART II

Item 1. Legal Proceedings.

               None.

Item 2. Changes in Securities.

               None.

Item 3. Defaults Upon Senior Securities.

               None.

Item 4. Submission of Matters to a Vote of Security Holders.

               None.

Item 5. Other Information.

               None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

              3.2   Amended and Restated Bylaws.
              10.15  Employment Agreement dated May 30, 1997, with A.J. Schell.
              10.16 Employment Agreement dated May 30, 1997, with Mitchell Kleinhandler.
              10.17  Employment Agreement dated May 30, 1997, with David Unger.
              27.1   Financial Data Schedule.

       (b)    Reports of Form 8-K.

              A report on Form 8-K dated May 30, 1997 was filed on June 16, 1997, reporting the Company's completion of the business combination (the "Combination") with Suncom Communications L.L.C., and the ancillary agreements thereto. In addition, the Company reported that contemporaneously with the consummation of the Combination, it entered into a new $32,000,000 credit facility. The required financial statements of the business acquired and the pro-forma information were subsequently filed by amendment within sixty days therefrom.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AUDIO COMMUNICATIONS NETWORK, INC.


Date: August 15, 1997                    By: /s/ David Unger
                                          -------------------------------
                                          David Unger
                                          Chief Financial Officer and
                                          Executive Vice President

Date: August 15, 1997                    By: /s/ Mitchell Kleinhandler
                                          -------------------------------
                                          Mitchell Kleinhandler
                                          President and
                                          Chief Operating Officer