Form 10QSB
period 1997-09-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1997-11-12
CIK 53678

                                  FORM 10-QSB

     (Adopted in Release No. 34-30968 (72,439), effective August 13, 1992, 57 F.R. 36442; and amended in Release No. 34-31326 (85,051), effective October 22, 1992, 57 F.R. 48276.)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from         to

                         Commission file number 0-7762

                       AUDIO COMMUNICATIONS NETWORK. INC.
       (Exact name of small business issuer as specified in its charter)

          FLORIDA                                      52-0690530
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                  Identification No.)

               1000 Legion Place, Suite 1515, Orlando, Fl. 32801
                    (Address of principal executive office)

                                 (407) 649-8877
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by court. Yes [ ] No [ ] Not Applicable [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 4,453,191

                  AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                     UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                                                      THIRD QUARTER
                                                                  FOR THE 3 MONTHS ENDED
                                                               ----------------------------
              PART I -- FINANCIAL INFORMATION                    9/30/97         9/30/96
------------------------------------------------------------   ------------    ------------

Music Sales.................................................   $  3,720,965    $  1,742,391
Installations...............................................      1,082,698         333,063
Equipment Sales.............................................        751,580         421,244
Labor & Service.............................................         59,760          85,958
                                                               ------------    ------------
TOTAL REVENUE...............................................      5,615,003       2,582,656
COST AND EXPENSES
Cost of Sales...............................................      2,016,476         723,012
Selling, General and Administrative Expenses................      1,772,689         615,084
Depreciation and Amortization...............................      1,178,208         589,046
                                                               ------------    ------------
TOTAL.......................................................      4,967,373       1,927,142
                                                               ------------    ------------
Operating Income............................................        647,630         655,514
OTHER INCOME (EXPENSE):
Interest Income.............................................         32,266               0
Interest Expense............................................       (762,101)       (484,847)
Other.......................................................         (2,811)              0
                                                               ------------    ------------
OTHER NET...................................................       (732,646)       (484,847)
                                                               ------------    ------------
Income (Loss) before Income Taxes...........................        (85,016)        170,667
Provision for Income Taxes..................................         12,950               0
                                                               ------------    ------------
Net Income (Loss)...........................................   $    (97,966)   $    170,667
                                                               ------------    ------------
                                                               ------------    ------------
Net Income (Loss) Per Common Share (Proforma)...............   $       (.02)   $        .04
                                                               ------------    ------------
                                                               ------------    ------------
Dividends Per Share.........................................              0               0
                                                               ------------    ------------
                                                               ------------    ------------

              AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 UNAUDITED STATEMENT OF CONSOLIDATED OPERATIONS

                                                                    FIRST NINE MONTHS
                                                                  FOR THE 9 MONTHS ENDED
                                                               ----------------------------
              PART I -- FINANCIAL INFORMATION                    9/30/97         9/30/96
------------------------------------------------------------   ------------    ------------

Music Sales.................................................   $  8,109,990    $  5,012,415
Installations...............................................      1,928,851       1,078,184
Equipment Sales.............................................      1,594,812       1,482,857
Miscellaneous...............................................        159,973         227,125
                                                               ------------    ------------
TOTAL REVENUE...............................................     11,793,626       7,800,581
COST AND EXPENSES
Cost of Sales...............................................      3,800,472         229,680
Selling, General and Administrative Expenses................      3,931,094       2,577,917
Depreciation and Amortization...............................      2,606,978       1,782,180
                                                               ------------    ------------
TOTAL.......................................................     10,338,544       4,589,777
                                                               ------------    ------------
Operating Income............................................      1,455,082       1,210,804
OTHER INCOME (EXPENSE):
Interest Income.............................................         33,938               0
Interest Expense............................................     (1,816,991)     (1,430,559)
Other.......................................................           (401)              0
                                                               ------------    ------------
OTHER NET...................................................     (1,783,454)     (1,430,559)
                                                               ------------    ------------
Income (Loss) before Income Taxes...........................       (328,372)       (219,755)
Provision for Income Taxes..................................         17,550               0
                                                               ------------    ------------
Net Income (Loss)...........................................   $   (345,922)   $   (219,755)
                                                               ------------    ------------
                                                               ------------    ------------
Net Income (Loss) Per Common Share (Proforma)...............   $       (.08)   $       (.05)
                                                               ------------    ------------
                                                               ------------    ------------
Dividends Per Share.........................................              0               0
                                                               ------------    ------------
                                                               ------------    ------------


PART I

               AUDIO COMMUNICATIONS NETWORK, INC, & SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE 9 MONTHS
                                                                  ENDED SEPTEMBER 30TH
                                                               --------------------------
                                                                  1997           1996
                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss....................................................   $  (345,922)   $  (219,755)
Adjustments to Reconcile Net Loss to Net Cash Provided by
  Operating Activities
Depreciation and Amortization...............................     2,606,978      1,782,180
Amortization of Debt Discount...............................             0          7,172
Change in Operating Assets and Liabilities
     Increase in Accounts Receivable........................       277,486        (63,492)
     Increase in Inventories................................    (1,355,515)      (866,708)
     (Increase) Decrease in Prepaid Expenses................       (98,295)       122,632
     Increase (Decrease)in Deferred Commission Expense......      (287,955)      (356,085)
     Increase (Decrease)in Accounts Payable.................      (206,658)       140,182
     Increase (Decrease) in Accrued Expenses................       432,304       (283,704)
                                                               -----------    -----------
Net Cash Provided By Operating Activities...................     1,022,423        262,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Intangible Assets and Other..................      (752,920)       (16,482)
Acquisition of Certain Assets and Liabilities of Chambers,
  Inc.......................................................             0       (810,842)
Capital Expenditures........................................      (971,626)      (864,932)
                                                               -----------    -----------
Net Cash Used in Investing Activities.......................    (1,724,546)    (1,692,256)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Long Term Debt................................    25,250,000        750,000
Repayments of Long Term Debt................................   (23,778,115)             0
Principal Payments Under Capital Lease Obligations..........       (43,149)       (38,887)
Debt Issurance Costs........................................             0         (3,750)
                                                               -----------    -----------
Net Cash Provided by Financing Activities...................     1,428,736        707,363
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       726,613       (722,471)
                                                               -----------    -----------
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD................       132,565        800,256
                                                               -----------    -----------
CASH & CASH EQUIVALENTS, END OF PERIOD......................   $   859,178    $    77,785
                                                               -----------    -----------
                                                               -----------    -----------
Cash Paid During the Period For Interest....................   $ 1,654,803    $ 1,601,896
Supplemental Schedule of Noncash Investing & Financing
  Activities:
Inventory Leased to Customers and Reclassified to
  Property..................................................   $ 1,167,094    $   666,402

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

             PART I -- FINANCIAL INFORMATION                   9/30/97         12/31/96
                                                               ---------      -----------
                                                             (UNAUDITED)      (CONDENSED
                                                                                 FROM
                                                                            AUDITED FINANCIAL
                                                                               STMTS OF
                                                                                SUNCOM
                                                                             COMMUNICATIONS,
                                                                                  LLC)
ASSETS
Current Assets:
Cash & Cash Equivalents.....................................   $   859,178    $   132,565
Accounts Receivable.........................................     1,175,259        839,442
Inventories.................................................     1,135,757        443,969
Prepaid Expenses & Other....................................       254,149        124,372
                                                               -----------    -----------
Total -- Current Assets.....................................     3,424,343      1,540,348
                                                               -----------    -----------
Property -- Net.............................................    12,610,483      5,908,432
                                                               -----------    -----------
Subscriber Contracts & Other Intangibles....................    15,838,044     14,921,299
Notes Receivable............................................             0              0
Goodwill....................................................    12,386,845        653,666
Deposits & Other............................................        30,819         80,349
                                                               -----------    -----------
Total Other Assets..........................................    28,255,708     15,655,314
                                                               -----------    -----------
TOTAL.......................................................   $44,290,534    $23,104,094
                                                               -----------    -----------
                                                               -----------    -----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current -- Long Term Debt...................................   $    53,908    $ 1,400,000
Current Portion of Obligation Under Capital Leases..........        14,976         68,420
Accounts Payable............................................     2,259,586      1,257,974
Due to Officer..............................................       414,475              0
Accrued Liabilities.........................................     1,011,034        406,871
Deferred Revenue............................................       224,784        224,784
                                                               -----------    -----------
Total Current Liabilities...................................     3,978,763      3,358,049
                                                               -----------    -----------
Long-Term Debt..............................................    25,552,321     12,600,000
                                                               -----------    -----------
Subordinate Debt............................................     4,750,000      4,584,146
                                                               -----------    -----------
Obligations Under Capital Leases............................        24,013         13,719
                                                               -----------    -----------
Due to Officer..............................................       828,951              0
                                                               -----------    -----------
STOCKHOLDERS' EQUITY:
Common Stock, $.25 par value 12,000,000 shares, authorized,
  Preferred Stock, $.001 par value 1,000,000 shares,
  authorized, 4,453,191 of Common Stock outstanding as of
  September 30, 1997........................................     1,113,298              0
Capital Contributed in Excess of Par Value..................     9,784,576              0
Members Invest. & Contrib. Capital..........................             0      3,943,646
Accumulated Deficit.........................................    (1,741,388)    (1,395,466)
                                                               -----------    -----------
Stockholders' Equity........................................     9,156,486      2,548,180
                                                               -----------    -----------
TOTAL.......................................................   $44,290,534    $23,104,094
                                                               -----------    -----------
                                                               -----------    -----------

              AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES

           Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Assuming the reverse acquisition had occurred on January 1, 1996 the Company's (unaudited) net revenues, net income (loss) per share, and earnings (loss) per share would have been approximately as follows:


                                3rd. Quarter               First 9 Months
                         1997            1996            1997            1996
                     ----------       ----------     -----------     ------------
 Net Revenue         $5,615,003       $5,346,912     $15,966,204     $16,113,696
 Net Income (Loss)   $  (97,966)      $  350,322     $(1,103,061)    $   406,777
 Earnings (Loss)
   Per Share         $     (.02)      $      .12     $      (.23)    $       .13

AUDIO COMMUNICATIONS NETWORK & SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDING SEPTEMBER 30, 1997

                                                                                                      CONTRIBUTED
                                                                                        ADDITIONAL      CAPITAL
                                                                                         PAID-IN          PF.         RETAINED
                                            COMMON STOCK     AMOUNT      INVESTMENTS     CAPITAL       WARRANTS       EARNINGS
--------------------------------------------------------------------------------------------------------------------------------
Balance 1/1/96                                  -0-            -0-        3,750,000        -0-           193,646       (850,123)
Net Loss for the 12 mos. ending 12/31/96        -0-            -0-          -0-            -0-           -0-           (545,343)
                                            ------------    ---------    -----------    ----------    -----------    ----------
Balance 12/31/96                                -0-            -0-        3,750,000        -0-           193,646     (1,395,466)
                                            ------------    ---------    -----------    ----------    -----------    ----------
                                            ------------    ---------    -----------    ----------    -----------    ----------
Balance 1/1/97                                  -0-            -0-        3,750,000                      193,646      1,395,466)
Increase of Common Stock on Reverse
  Acquisition on 5/30/97 with ACNI &
  Suncom                                      2,100,000       525,000    (3,750,000)    4,565,662       (193,646)       -0-
Common Shares Acquired on Reverse
  Acquisition from ACNI                       2,353,191       588,298       -0-         5,218,914        -0-            -0-
Net Loss for the Period Ending 9/30/97          -0-            -0-          -0-            -0-           -0-           (345,922)
                                            ------------    ---------    -----------    ----------    -----------    ----------
Balance 9/30/97                               4,453,191     1,113,298       -0-         9,784,576        -0-         (1,741,388)
                                            ------------    ---------    -----------    ----------    -----------    ----------
                                            ------------    ---------    -----------    ----------    -----------    ----------

PART I
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITIONS & RESULTS OF OPERATIONS
SUMMARY

The following table sets forth for the period indicated, certain items from the Company's Consolidated statement of operations expressed as a percentage of operating revenues.

                                                                                  RELATIONSHIP TO TOTAL REVENUES
                                                                            ------------------------------------------
                                                                               FOR THE PERIOD ENDING SEPTEMBER 30TH
                                                                            ------------------------------------------
                                                                              THIRD QUARTER        FIRST NINE MONTHS
                                                                            -----------------    ---------------------
                                                                             1997       1996       1997         1996
                                                                            -------    ------    ---------    --------

Revenues from Operations                                                     100.0%    100.0%      100.0%       100.0%
Operating Costs and Expenses                                                  67.4      51.9        65.5         61.6
                                                                            -------    ------    ---------    --------
Income from Operations before Depreciation and Amortization                   32.6      48.1        34.5         38.4
Depreciation and Amortization                                                 21.0      22.8        22.1         22.8
                                                                            -------    ------    ---------    --------
Income before Other Income (Expense), and Income Taxes                        11.6      25.3        12.4         15.6
Other Income (Expense) Net                                                    13.1      18.7        15.1         18.3
                                                                            -------    ------    ---------    --------
Income before Income Taxes                                                    (1.5)      6.6        (2.7)        (2.7)
Provision for Income Taxes                                                     0.2       0.0        (0.1)         0.0
                                                                            -------    ------    ---------    --------
Net Income                                                                    (1.7)      6.6        (2.8)        (2.7)
                                                                            -------    ------    ---------    --------
                                                                            -------    ------    ---------    --------

PART I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     On May 30, 1997, Audio Communications Network, Inc. acquired the assets of Suncom Communications, L.L.C. ('Suncom acquisition') subject to the assumption of $18.75 million of liabilities. In addition, the members of Suncom received 2,100,000 shares of Audio stock representing approximately 48% of the shares on a fully diluted basis. In a separate transaction, the members of Suncom purchased 597,698 shares of Audio Stock from Al Schell, President, CEO, and Chairman of the Board. Suncom's franchise areas of operation include specified areas in the states of North and South Carolina as well as Arizona. Suncom will operate as a wholly owned subsidiary of Audio Communications Network, Inc.

     The transaction has been accounted for as a reverse acquisition therefore the financial statements presented herein represent the historical results of Suncom and the results of operation of Audio Communications Network, Inc. from the date of acquisition.

NET REVENUES:

     Consolidated Net Revenues for the 3rd. Quarter of 1997 were $5,615,003 increasing over the comparable period of 1996 and the 2nd. Quarter of 1997 by $3,032,347 or 117% and $2,098,806 or 60% respectively. The majority of the increase over '96 and '97 is attributable to the reverse acquisition of ACN and the balance to the growth in the Suncom franchises.

     Overall, the Company's first 9 months of 1997 revenues of $11,793,626 as compared to the first 9 months of 1996 revenues of $7,800,581 increased

$3,993,045. The majority of the increase is directly related to the reverse acquisition of ACN with the remaining representing growth from the Suncom franchises.

COST AND EXPENSES:

     Cost and Expenses for the 3rd. Quarter of 1997 were $3,789,165 increasing over the comparable period of 1996 and the 2nd. Quarter of 1997 by $2,451,069 and $1,461,000 respectively. The majority of the increase over '96 and `97 is attributable to the reverse acquisition of ACN and the balance to the increase operating expenses of the Suncom franchises. Overall, the Company's first 9 months of 1997 Costs and Expenses of $7,731,566 as compared to the first 9 months of 1996 $4,807,597 increased $2,923,969. The entire increase is directly related to the reverse acquisition of ACN.

DEPRECIATION AND AMORTIZATION:

     The increase in Depreciation and Amortization in the 3rd. Quarter of 1997 and the first 9 months of 1997 over like periods is due primarily to the assets acquired in the reverse acquisition.

OTHER INCOME AND EXPENSE (NET):

     The increase in Other Income and Expense (Net) in the 3rd Quarter of 1997 and the first 9 months of 1997 over their like periods is due primarily to the additional senior and subordinated debt resulting from the reverse acquisition.

INCOME TAXES:

     At September 30, 1997 the Company had operating loss carryforwards for federal tax purchases of approximately $2,000,000. Such loss carryforwards expire in 2004 through 2006.

NET INCOME/LOSS:

     Net Loss for the Company's 3rd. Quarter of 1997 was $97,966 decreased from a gain for the comparable period of 1996 of $170,667. The net loss for the 9 month period of 1997 was $345,922 compared to a loss for the comparable period in 1996 of $219,755. The difference in operating results are primarily attributable to the reverse acquisition of ACN.

LIQUIDITY AND CAPITAL RESOURCES:

     Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) for the first 9 months of 1997 have increased from $2,992,984 in 1996 to $4,062,060 in 1997 an increase of $1,069,076 or 36%.

     On May 30, 1997, in conjunction with the Suncom transaction, the Company repaid all its bank debt obligations to SunTrust Bank, Central Florida, N.A. as well as $18.75 million of debt obligations of Suncom and entered into a $32 million credit facility with PNC Bank with SunTrust and Lehman Brothers as participating lenders in the facility. As of September 30, 1997 the Company had an outstanding loan balance of $25.5 million and an unused credit facility of $6.5 million. The credit facility is subject to various covenants including: (1) Debt Service Coverage Ratio; (2) Debt to Cash Flow Ratio; and (3) Debt to Minimum Monthly Recurring Billing Required.

     In addition at that time, the Company and Midwest Mezzanine Fund entered into a $4,750,000 subordinated debt agreement. The agreement requires the Company to pay quarterly interest at a rate of 12.27%.

     Audio Communications Network, Inc. was in compliance with all covenants at September 30, 1997. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES
                           PART II OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES
          Not Applicable
Item 3.   DEFAULTS UPON SENIOR SECURITIES
          This item is not applicable. There have been no defaults in any of the Company's securities.
Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          Not Applicable
Item 5.   OTHER INFORMATION
          None
Item 6.   EXHIBITS & REPORTS ON FORM 8K (17 CFR 249.308)
    (a)   (27) Financial Data Schedule

    (b)   Form 8K with respect to the Suncom/Audio transaction which closed May 3Oth was filed with the SEC on
          June 16, 1997.
          Amendment No. 1 to Form 8K submitting for filing certain exhibits relating to the Suncom/Audio transaction was filed with the SEC on July 2, 1997.
          Amendment No. 2 to the Form 8K with the pro forma balance sheet and Suncom financial information was filed with the SEC on July 31, 1997.

                                  Form 10-QSB

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AUDIO COMMUNICATIONS NETWORK, INC.
                                  (Registrant)

Date November 12, 1997                /s/ David W. Unger
     -----------------                ------------------------------
                                      David W. Unger
                                      Chief Financial Officer/
                                      Executive Vice President



Date November 12, 1997                /s/ Mitchell Kleinhandler
     -----------------                -------------------------------
                                      Mitchell Kleinhandler
                                      President and
                                      Chief Operating Officer

                                EXHIBIT INDEX


Exhibit Number                   Exhibit
-------------                    -------
27                               Financial Data Schedule
