Form 10KSB40
period 1997-12-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1998-04-15
CIK 53678

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                        Commission File Number:  0-7762

                       AUDIO COMMUNICATIONS NETWORK, INC.
                 (Name of Small Business Issuer in its Charter)


           FLORIDA                                  59-0690530
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


  1000 LEGION PLACE, SUITE 1515                 (407) 649-8877        32801
        ORLANDO, FLORIDA                        (Registrant's      (Zip Code)
(Address of principal executive offices)       telephone number,
                                               including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.25 PER SHARE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES  X  NO __
          -

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The Issuer's revenues for its most recent fiscal year were $17,552,024.

     As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,366,206 based on the closing sales price of the Common Stock on the American Stock Exchange of $4 7/16 on March 31, 1998.

     As of March 31, 1998, 4,502,135 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (check one): YES __  NO X
                                                                      -

                       AUDIO COMMUNICATIONS NETWORK, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                               -----------------

                                                                                   Page
                                                                                   ----
PART I

     Item 1.       Description of Business..........................................  1
                   General..........................................................  1
                   Muzak(R) Products................................................  2
                   Marketing........................................................  3
                   Competition......................................................  3
                   Employees........................................................  3

     Item 2.       Description of Property..........................................  3

     Item 3.       Legal Proceedings................................................  3

     Item 4.       Submission of Matters to a Vote of Security-Holders..............  4

PART II
     Item 5.       Market for Common Equity and Related Stockholder Matters...........5

     Item 6.       Management's Discussion and Analysis or Plan of Operation........  5

     Item 7.       Financial Statements............................................. 12

     Item 8.       Disagreements on Accounting and Financial Disclosure............. 12

PART III
     Item 9.       Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act..................................................... 28

     Item 10.      Executive Compensation........................................... 31

     Item 11.      Security Ownership of Certain Beneficial Owners and Management... 34

     Item 12.      Certain Relationships and Related Transactions................... 36

     Item 13.      Exhibits and Reports on Form 8-K................................. 38

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; and the Company's inability to obtain sufficient financing to continue operations, if necessary. Certain of these factors are discussed in more detail elsewhere in this Annual Report.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Audio Communications Network, Inc. (the "Company" or "Audio") owns and operates MUZAK(R) franchises. The Company currently owns franchises located in and around Baltimore, Maryland and the Delmarva peninsula area encompassing the Maryland Eastern Shore, and Kansas City and St. Louis, Missouri, Jacksonville, Florida and central California, including Fresno. The Company also services large portions of Arizona and North and South Carolina, including Phoenix, Charlotte, Raleigh-Durham, Winston-Salem, Greensboro and Greenville. The Company distributes business music programming of MUZAK(R) and a wide range of ancillary products and services, including broadcast and data delivery, video, audio marketing and in store advertising services.

     The Company was incorporated in Florida in 1953, and originally operated as a manufacturer of various types of electronic equipment used for the transmission and reception of specialized communications systems used principally by the background music industry. In 1989, the Company ceased its manufacturing efforts.

     In 1985, the Company acquired its first MUZAK(R) franchise when it purchased the assets of the Maryland Music Corporation, the franchisee for the Baltimore, Maryland area. In 1986, the Company purchased the assets of Delmarva Music, the MUZAK(R) franchisee for the Delmarva peninsula area, and acquired the stock of Music Services, Inc., the MUZAK(R) franchisee for the area in and around Kansas City, Missouri. In 1988, the Company continued its expansion with the purchase of the assets of Wired Music, Inc., the MUZAK(R) franchisee for St. Louis, Missouri. In May 1992, the Company acquired certain assets of Business Music of America in St. Louis, Missouri. This acquisition was incorporated into the Company's MUZAK(R) franchise in St. Louis and further strengthened the Company's position in the St. Louis market.

     In January 1994, the Company purchased additional subscriber accounts in the Delmarva peninsula area from an independent music supplier for the Baltimore franchise. Additionally, in March 1994, the Company acquired all the outstanding stock of American Music Network, Inc. ("AMN") in exchange for newly issued shares of the Company's common stock in a related party transaction. AMN is based in Fresno, California and serves central California, including Fresno, Modesto, Salinas, and the Monterey peninsula.

     On January 2, 1996, the Company acquired the assets of Florida Sound Engineering Company ("Florida Sound") holder of the Jacksonville, Florida MUZAK(R) franchise. In addition to the MUZAK(R) franchise, the Company also acquired the assets of Florida Sound's Pro Sound Division enabling it to install complex and extensive communication systems, such as the system at the Jacksonville Municipal Stadium. The area of operations extends beyond Jacksonville to Gainesville, Ocala, St. Augustine, and into southern Georgia, including Brunswick.

     On May 30, 1997, the Company acquired the assets of Suncom Communications, L.L.C., a Delaware limited liability company ("Suncom"), holder of the MUZAK(R) franchises in Hillsborough and Charlotte, North Carolina and Phoenix, Arizona, through a business combination (the "Combination") with Suncom which was accounted for as a reverse acquisition. Under the terms of the Combination, the Company, through its wholly owned subsidiary, Suncom, Inc., acquired the assets and business of Suncom, in exchange for which the Company issued 2.1 million shares of Common Stock to Suncom, which represented approximately 48% of the Company's then outstanding shares of Common Stock. Suncom is the MUZAK(R) affiliate serving large portions of the Carolinas, including Charlotte, Raleigh/Durham, Winston-Salem, Greensboro and Greenville, as well as large portions of Arizona, including Phoenix. Also on May 30, 1997, Suncom acquired 597,986 shares of Common Stock from A.J. Schell, Chairman of the Board of Directors of the Company. As a result of the foregoing transactions, Suncom is currently the owner of approximately 2.7 million shares of Common Stock, representing approximately 60% of the outstanding shares of Common Stock of the Company.

MUZAK(R) PRODUCTS

     Through its network of MUZAK(R) franchises, the Company distributes business music programming of MUZAK(R) to a wide range of businesses. MUZAK(R) is used primarily as a management tool to increase productivity and efficiency and to enhance sales environments. The programs are delivered by means of direct broadcast satellite (DBS), FM SCA (Subsidiary Communication Authorization) and radio transmissions. Distribution by DBS enables the dissemination of up to 60 digital music channels from classical to urban rock, as well as data and video.

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

     The audio, video and other equipment needed to receive MUZAK(R) and ancillary products may be provided to the customer by the Company or other
suppliers.  The Company also provides equipment installation services.   The
Company sells music for use in public places, such as retail stores and restaurants, and in work areas, such as business offices, and warehouse and manufacturing facilities.

MARKETING

     The Company serves over 20,000 business locations. Customers are billed monthly under long-term service agreements which provide the recurring revenue base for the Company. The Company is not dependent on one or a few major customers.

     All MUZAK(R) affiliates operate under an exclusive 10-year franchise agreement with MUZAK(R) for distribution of products. The Company, like all MUZAK(R) franchisees, pays to MUZAK(R) a set market fee and a royalty based on its gross billings for music services.

COMPETITION

     Although the Company competes with independent distributors of other music products in each of its current markets, the Company is the leading distributor of music products in these markets. The Company believes its leading position is attributable to the superior service and equipment provided to the customer and the availability of additional audio products. Also MUZAK(R) has the only national distribution network through the Company and its other MUZAK(R) affiliates, and this network provides continuity of product for MUZAK(R) subscribers with multiple locations around the country.

EMPLOYEES

     The Company employs approximately 162 persons, all of whom are full-time employees. The service and installation employees of the MUZAK(R) franchise in Kansas City, Missouri are members of Communications Workers of America AFL/CIO. These employees are currently working under a negotiated agreement which expires September 30, 1999. Additionally, the employees of the St. Louis, Missouri franchise are working under a negotiated agreement with the International Brotherhood of Electrical Workers (IBEW). This agreement became effective on the 1st day of September 1995 and continues through the 31 st day of August 1998 and automatically renews itself from year to year thereafter, unless either the Company or IBEW serves written notice upon the other 60 days prior to the expiration date or 60 days prior to any subsequent anniversary date.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The headquarters of the Company are located in Orlando, Florida and occupy approximately 3,300 square feet of leased space. MUZAK(R) franchises are operated from leased facilities within major cities in each franchise area.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not Applicable.

                                    PART II


ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)   Price Range of Common Stock
           ---------------------------

    The Company's Common Stock began trading on the American Stock Exchange on December 10, 1997 under the symbol "ANI." Prior thereto, the Company's Common Stock was traded in the over-the-counter market under the symbol "AUCM". All over-the-counter prices are quotes supplied by the National Association of Securities Dealers through the NASD OTC Bulletin Board, its automated system for reporting non-NASDAQ quotes. Quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                        BID PRICES
                                                       -------------
                                                       HIGH     LOW
                                                       -----   -----
1996
----
    First Quarter                                      2-1/8   2-1/8
    Second Quarter                                     2-3/8   2
    Third Quarter                                      2-1/2   2-3/8
    Fourth Quarter                                     2-7/8   2-1/2

1997
----
    First Quarter                                       3.25   2.83
    Second Quarter                                      3.50   3.25
    Third Quarter                                       3.44   2.88
    Fourth Quarter (through December 10, 1997)/*/       3.63   2.94

                                                       SALES PRICES
                                                       -------------
                                                       HIGH     LOW
                                                       -----   -----
1997
----
    Fourth Quarter (December 10, 1997                   4.25    3
    through December 31, 1997)/*/

------------
/*/  The Company's Common Stock began trading on the American Stock Exchange on
    December 10, 1997.

     (B)   Approximate Number of Equity Security Holders
           ---------------------------------------------

     As of April 13, 1998, there were approximately 505 shareholders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Set forth below is a discussion of the Company's financial condition, changes in financial condition and results of operations for the periods indicated.

GENERAL
-------

     On May 30, 1997, the Company completed a business combination (the "Combination") with Suncom Communications L.L.C., a Delaware limited liability company ("Suncom"). Under the terms of the Combination, the Company, through its wholly owned subsidiary, Suncom, Inc., acquired the assets and business of Suncom, in exchange for which the Company issued 2.1 million shares of its Common Stock to Suncom. The Combination was accounted for as a reverse acquisition (the "Reverse Acquisition") under generally accepted accounting principles, as a result of which Suncom is considered to be the acquiring legal entity and ACN the acquired entity for accounting purposes, even though ACN is the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the Combination are no longer the historical financial statements of ACN, and therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Combination are those of Suncom; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of Suncom prior to the Combination and to the consolidated financial statements of ACN subsequent to the Combination; and (iv) any reference to ACN applies solely to Audio Communications Network, Inc. and its financial statements prior to the Combination.

SUMMARY
-------

     The following table sets forth for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.

                            Percentage of Revenues
                            ----------------------

                                      YEAR ENDED DECEMBER 31,
                                   -----------------------------
                                     1997      1996       1995
                                   --------   -------   --------
Revenues from Operations              100%      100%       100%
Operating Costs and Expenses         70.0%     63.2%      68.0%
                                     ----      ----      -----
Income from Operations before        30.0%     36.8%      32.0%
Depreciation and Amortization
Depreciation and Amortization        23.1%     23.3%      41.8%
                                     ----      ----      -----
Income before Other Income            6.9%     13.5%      (9.8%)
 (Expense) and Income Taxes
Other Income (Expense), net          14.8%     18.9%      18.9%
                                     ----      ----      -----
Income Before Income Taxes           (7.9%)    (5.4%)    (28.7%)
Provision for Income Taxes            0.2%      0.0%       0.0%
                                     ----      ----      -----
Net Income                           (8.1%)    (5.4%)    (28.7%)
                                     ----      ----      -----

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Revenues
------------

     Consolidated net revenues for the year ended December 31, 1997 were $17,552,024, compared to revenues of $10,122,175 for 1996, representing a 73% increase in revenues. 89% of such increase is attributable to the Reverse Acquisition with the remaining increase attributable to internal growth from the Suncom franchises.

Costs and Expenses
------------------

     Costs and expenses for 1997 were $12,282,381, compared to costs and expenses of $6,396,575 for 1996, representing an 92% increase in costs and expenses. 97% of such increase is attributable to the Reverse Acquisition, with the remaining increase attributable to increases in the operating expenses of the Suncom franchises.

Depreciation and Amortization
-----------------------------

     Depreciation and Amortization for 1997 was $4,057,052, compared to depreciation and amortization of $2,356,185 for 1996, representing a 72% increase. Such increase is attributable to the Reverse Acquisition.

Other Income and Expense
------------------------

     Other Income and Expense for 1997 was $2,589,378, compared to $1,914,578 for 1996, representing a 35% increase. Such increase was primarily due to the additional senior debt incurred by the Company in connection with the Reverse Acquisition. See "Liquidity and Capital Resources."

Income Taxes
------------

     At December 31, 1997, the Company had net operating loss carryforwards for federal tax purposes of approximately $3,215,000. Such loss carryforwards expire in 2004 through 2012.

Net Loss
--------

     Net loss for 1997 was $1,403,137 compared to net loss of $545,343 in 1996. Loss per share for 1997 was $.32 compared to $.13 for 1996, an increase of 19% or $.05 per share.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

General
-------

     As previously described, the results of operations of the Company for 1996 and 1995 reflect the historical results of operations of Suncom and do not include historical results of operations of ACN.

     SunCom commenced operations in September 1995 and, accordingly, results of operations of SunCom for 1995 reflect operations for less than one fiscal quarter.

Net Revenues
------------

     Consolidated net revenues for the year ended December 31, 1996 were $10,122,175 compared to revenues of $2,969,797 for 1995, representing a 241% increase in revenues.

Costs and Expenses
------------------

     Costs and expenses for 1996 were $6,396,575 compared to costs and expenses of $2,019,019 for 1995, representing a 217% increase in expense.

Depreciation and Amortization
-----------------------------

     Depreciation and Amortization for 1996 were $2,356,185 compared to depreciation and amortization of $1,240,210 for 1995 representing a 90% increase in such expenses.

Other Income and Expense
------------------------

     Other Income and Expense for 1996 were $1,914,578 compared to other income and expense of $560,681 for 1995, representing a 241% increase.

Net Loss
--------

     Net loss for 1996 was $545,343 compared to a net loss of $850,123 for 1995. This improvement in net income is the result of proportionately lower depreciation and amortization costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Operating cash flows (computed as net income plus interest, taxes, depreciation, and amortization) were $5,349,425 in 1997 as compared to $3,736,394 for 1996, an increase of $1,613,031 or 43%. All loan payments of interest and principal have been made on a timely basis in both years.

     On May 30, 1997, contemporaneously with the consummation of the Combination, the Company entered into a new Credit Agreement with PNC Bank, National Association individually and as Agent, SunTrust Bank, Central Florida, N.A. and Lehman Commercial Paper Inc. Pursuant to the Credit Agreement, the Company has the ability to borrow monies on a revolving basis until May 2004. Initially, the Company can borrow up to $32,000,000 and the maximum available decreases at quarterly intervals. As of April 1, 1998, the Company had $3,800,000 of available borrowings and $28,200,000 outstanding under the Credit Agreement. Loans bear interest based on either the rate of interest announced by the Agent from time to time as its prime rate or the London inter bank offered rate quoted from time to time by the British Bankers' Association, as selected by the Company at the time of each borrowing. Interest is payable quarterly in arrears on the last business day of March, June, September and December. The Company must make annual payments of principal equal to 75% of "excess cash flow" for 1997 and 50% thereafter in addition to mandatory payments upon certain sales of assets or stock. The Company did not make any payments of principal in respect of "excess cash flow" for 1997.

     The Company's obligations under the Credit Agreement are secured by a lien on substantially all of its assets, including its stock in all of its subsidiaries, and is further secured by a guaranty by all of its subsidiaries which guaranty is, in turn, secured by a lien on substantially all of the assets of all such subsidiaries.

     The Credit Agreement sets forth a variety of affirmative, negative and financial covenants which the Company has agreed to including, without limitation, (a) prohibitions against dividends, the incurrence of additional debt or liens, the disposition or acquisition of assets, the issuance of additional stock and a material change in business, (b) requirements that the Company not exceed certain levels of capital expenditures and that the Company meet certain fixed charges coverage, maximum leverage and minimum interest coverage ratios, and (c) requirements that the Company provide the lenders with certain financial statements and other information on an ongoing basis, all as more fully set forth in the Credit Agreement.

     The Company borrowed approximately $25,250,000 under the new Credit Agreement on May 30, 1997, the proceeds of which were used to pay off the Company's then existing borrowings from SunTrust Bank Central Florida N.A. and Suncom's then existing term loan with PNC Bank N.A. as successor to Midlantic Bank N.A. and to pay a variety of fees and expenses in connection with the consummation of the Combination, the Credit Agreement and related transactions.

     Pursuant to the terms and provisions of the Combination, among other things, the Company agreed to assume all of Suncom's liabilities. In furtherance thereof, the Company and Suncom, Inc. agreed to jointly and severally assume Suncom's subordinated indebtedness in the original principal amount of $4,750,000 to Midwest Mezzanine Fund L.P. ("Midwest"), a member of Suncom. The subordinated debt to Midwest bears interest at the rate of 12.27% per annum payable quarterly on the first day of January, April, July and October. Quarterly principal installments in the amount of $250,000 each are to begin January 1, 2000. The obligations of the Company and Suncom Inc. with respect to the subordinated debt is secured by a guaranty executed and delivered by the Company's other subsidiaries.

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

IMPACT OF YEAR 2000 ISSUE
-------------------------

     An issue exists for all companies that rely on computers as the year 2000 approaches. The "Year 2000" problem is the result of past practices in the computer industry of using two digits rather than four to identify the applicable year. This practice will result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company anticipates that it will be able to test its entire system using its internal programming staff and outside computer consultants and intends to make any necessary modifications to prevent disruption to its operations. Costs in connection with any such modifications are not expected to be material.

ITEM 7.   FINANCIAL STATEMENTS.

                         Index to Financial Statements

                                                                         PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         13
FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1997 and 1996               14
     Consolidated Statements of Operations for the Years Ended             16
       December 31, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the Years         17
       Ended December 31, 1997 and 1996
     Consolidated Statements of Cash Flows for the Years Ended             18
       December 31, 1997 and 1996
     Notes to Consolidated Financial Statements for the Years Ended        20
       December 31, 1997 and 1996

ITEM 8.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Audio Communications Network, Inc.:

We have audited the accompanying consolidated balance sheets of Audio Communications Network, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Orlando, Florida
March 31, 1998


AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------------------------------

ASSETS                                                                    1997             1996
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                  $   680,195      $   132,565
  Accounts receivable - trade (less allowance for doubtful
    accounts of $484,227 in 1997 and $105,797 in 1996)                  2,159,163          839,442
  Inventories (Note 1)                                                  1,150,133          443,969
  Prepaid expenses and other current assets                               196,891          124,372
                                                                      -----------      -----------

        Total current assets                                            4,186,382        1,540,348
                                                                      -----------      -----------

PROPERTY - At cost:  (Notes 1 and 4)
  Leasehold improvements                                                   79,459           55,572
  Equipment                                                            14,797,638        6,651,052
  Furniture and fixtures                                                  523,598          122,647
                                                                      -----------      -----------

        Total                                                          15,400,695        6,829,271
  Less accumulated depreciation                                        (2,271,197)        (920,839)
                                                                      -----------      -----------

        Property - net                                                 13,129,498        5,908,432
                                                                      -----------      -----------

OTHER ASSETS:
  Subscriber contract rights and other intangible assets
    (net of accumulated amortization of approximately
     $5,095,000 in 1997 and $2,678,000 in 1996) (Note 1)               19,984,882       14,921,299
  Goodwill (net of accumulated amortization of approximately
    $377,000 in 1997 and $49,000 in 1996) (Note 1)                      7,974,059          653,666
  Deposits and other                                                       30,819           80,349
                                                                      -----------      -----------

        Total other assets                                             27,989,760       15,655,314
                                                                      -----------      -----------

TOTAL                                                                 $45,305,640      $23,104,094
                                                                      ===========      ===========

                                                                                            (Continued)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------             -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          1997             1996

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)                            $   556,830      $ 1,468,420
  Accounts payable                                                        1,739,800        1,530,200
  Royalties payable                                                         660,264           -
  Accrued liabilities (Note 3)                                            1,775,590          359,429
                                                                        -----------      -----------
        Total current liabilities                                         4,732,484        3,358,049
                                                                        -----------      -----------

LONG-TERM DEBT (Note 4)                                                  32,395,375       17,197,865
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.001 par value, authorized 1,000,000
    shares in 1997, -0- in 1996; issued and outstanding,
    -0- shares in 1997 and 1996                                              -                -
  Common stock, $.25 par value, authorized, 12,000,000
    shares in 1997, -0- in 1996; issued and outstanding,
    4,502,135 shares in 1997 and -0- shares in 1996                       1,125,534           -
  Contributed capital in excess of par value                              9,850,850           -
  Investment                                                                 -             3,750,000
  Contributed capital - preferred warrants                                   -               193,646
  Accumulated deficit                                                    (2,798,603)      (1,395,466)
                                                                        -----------      -----------

        Total stockholders' equity                                        8,177,781        2,548,180
                                                                        -----------      -----------

TOTAL                                                                   $45,305,640      $23,104,094
                                                                        ===========      ===========

See notes to consolidated financial statements.



                                                                     (Concluded)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------
                                                     1997             1996

REVENUES                                          $17,552,024      $10,122,175
                                                  -----------      -----------

COSTS AND EXPENSES:
  Cost of sales                                     7,168,978        3,412,161
  Selling, general and administrative expenses      5,113,403        2,984,414
  Depreciation and amortization                     4,057,052        2,356,185
                                                  -----------      -----------

      Total                                        16,339,433        8,752,760
                                                  -----------      -----------

INCOME BEFORE OTHER INCOME (EXPENSE)
  AND INCOME TAXES                                  1,212,591        1,369,415
                                                  -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                      20,221           10,794
  Interest expense (Note 4)                        (2,669,160)      (1,925,552)
  Other                                                59,561              -
                                                  -----------      -----------

           Other - net                             (2,589,378)      (1,914,758)
                                                  -----------      -----------

LOSS BEFORE INCOME TAXES                           (1,376,787)        (545,343)

PROVISION FOR INCOME TAXES (Notes 1 and 6)             26,350              -
                                                  -----------      -----------

NET LOSS                                          $(1,403,137)     $  (545,343)
                                                  ===========      ===========

LOSS PER COMMON SHARE (Note 1)                    $      (.32)     $      (.13)
                                                  ===========      ===========

See notes to consolidated financial statements.

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                            CONTRIBUTED                 CONTRIBUTED
                                                              CAPITAL -                   CAPITAL                          TOTAL
                                                             PREFERRED      COMMON       IN EXCESS      ACCUMULATED    STOCKHOLDERS'
                                          INVESTMENT         WARRANTS        STOCK        OF PAR          DEFICIT         EQUITY

BALANCE, DECEMBER 31, 1995               $ 3,750,000         $ 193,646    $       -      $       -     $   (850,123)   $ 3,093,523

  Net loss                                       -                 -              -              -         (545,343)      (545,343)
                                         -----------         ---------    -----------    -----------   ------------    -----------

BALANCE, DECEMBER 31, 1996                 3,750,000           193,646            -              -       (1,395,466)     2,548,180

  Merger-related activity                 (3,750,000)         (193,646)     1,102,300      9,682,920            -        6,841,574
  Stock issued to directors and employees
    in lieu of cash compensation                 -                 -            9,978        110,778            -          120,756
  Stock purchased by employees under
    stock purchase plan                          -                 -              756         10,042            -           10,798
  Stock options exercised                        -                 -           12,500         47,110            -           59,610
  Net loss                                       -                 -              -              -       (1,403,137)    (1,403,137)
                                         -----------         ---------    -----------    -----------   ------------     ----------

BALANCE, DECEMBER 31, 1997               $       -           $     -      $ 1,125,534    $ 9,850,850   $ (2,798,603)   $ 8,177,781
                                         ===========         =========    ===========    ===========   ============    ===========

See notes to consolidated financial statements.

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                       1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                         $(1,403,137)   $  (545,343)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                                     4,259,207     2,407,341
    Interest accrued to amortize discount on subordinated debt                                                -        21,270
    Stock issued to directors and employees in lieu of cash compensation                                120,756             -
    Deferred commissions                                                                               (712,373)     (474,780)
    Loss on disposal of fixed assets                                                                     45,400             -
    (Increase) decrease in operating assets and increase (decrease)
      in operating liabilities - net of business acquired:
      Accounts receivable                                                                            (1,054,796)     (184,720)
      Inventories                                                                                    (3,389,917)   (1,065,402)
      Prepaid expenses and other                                                                        (41,037)      169,616
      Accounts payable                                                                                 (998,670)      585,394
      Royalties payable                                                                                 660,264       (83,257)
      Accrued liabilities                                                                               575,695        24,150
      Other - net                                                                                        34,895       (75,625)
                                                                                                   ------------   -----------

           Net cash (used in) provided by operating activities                                       (1,903,713)      778,644
                                                                                                   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of certain assets and liabilities of Chambers, Inc.
    and SunCom Group, Inc.                                                                                    -      (810,842)
  Capital expenditures - net                                                                           (296,169)   (1,344,264)
  Proceeds from the sale of intangible assets                                                           185,908             -
  Cash acquired in the acquisition                                                                      876,068             -
  Purchase of subscriber rights and other intangibles                                                  (295,180)            -
                                                                                                   ------------   -----------

           Net cash provided by (used in) investing activities                                          470,627    (2,155,106)
                                                                                                   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                       25,534,420       750,000
  Principal payments under capital lease obligations                                                   (113,764)      (37,479)
  Debt issuance costs                                                                                         -        (3,750)
  Repayment of long-term debt                                                                       (23,510,348)            -
  Proceeds from sale of stock                                                                            70,408             -
                                                                                                   ------------   -----------

           Net cash provided by financing activities                                                  1,980,716       708,771
                                                                                                   ------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    547,630      (667,691)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                            132,565       800,256
                                                                                                   ------------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                             $    680,195   $   132,565
                                                                                                   ============   ===========

                                                                                                                   (Continued)

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                      1997           1996

SUPPLEMENTAL DISCLOSURES - Cash paid during the year for:
    Interest                                                                                      $  2,175,692    $2,064,190
                                                                                                  ============    ==========

    Income taxes                                                                                  $          -    $        -
                                                                                                  ============    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Inventory leased to customers and reclassified to property during the year                      $  3,187,000    $  969,000
                                                                                                  ============    ==========

  Capital expenditures financed through increase in debt                                          $     38,000    $        -
                                                                                                  ============    ==========

  Acquisition:
    Fair value of assets acquired                                                                 $ 21,081,000    $        -
    Intangible assets                                                                             $  7,305,000    $        -
    Liabilities assumed                                                                           $(11,935,000)   $        -
    Notes issued                                                                                  $ (1,304,000)   $        -


See notes to consolidated financial statements.


AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION -

   On May 30, 1997, Suncom Communications LLC ("SCL") sold its net assets to Audio Communications Network, Inc. ("ACN") (the "Merger"). In connection with the Merger, ACN issued to SCL an aggregate of 2,100,000 shares of ACN's common stock, and 597,986 shares were purchased from ACN's chairman by SCL. Upon completion of the Merger, SCL held securities having an aggregate of approximately 60% of outstanding voting power of ACN. As noted below, the Merger was accounted for as a reverse acquisition with SCL being the acquiring company.

   REVERSE PURCHASE METHOD OF ACCOUNTING - As described above, SCL owned an aggregate of approximately 60% of the outstanding voting power of ACN immediately following the Merger. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles as a result of which SCL is considered to be the acquiring entity and ACN the acquired entity for accounting purposes, even though ACN is the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of ACN, and therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of SCL; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of SCL prior to the Merger and to the consolidated financial statements of ACN subsequent to the Merger; and (iv) any reference to ACN applies solely to Audio Communications Network, Inc. and its financial statements prior to the Merger.

   DESCRIPTION OF BUSINESS - The Company owns and operates MUZAK (R) franchises, which provide background music programming and ancillary services to customers, in seven major metropolitan areas, as its single line of business.

   All intercompany balances and transactions are eliminated in these consolidated financial statements.

   SIGNIFICANT ACCOUNTING POLICIES -

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION - Revenues for equipment sales and installations are recognized at the point of sale. Revenues from music services are recognized on a straight-line basis over the term of the customer contracts. Contracts are typically for a five-year period with renewal options for an additional five years.

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

   INCOME TAXES - Prior to the Merger, the Company was a limited liability corporation, and, as such, for federal and state income tax purposes, income and losses of the Company passed through to the members of the Company for inclusion in their income tax returns. In connection with the Merger, the Company became a taxable entity and accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. A significant provision of FAS 109 is the use of the liability method of computing deferred income taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, under FAS 109, the Company recognizes, subject to a valuation allowance regarding asset realization, the future tax benefits of expenses which have been recognized in the consolidated financial statements.

   LOSS PER COMMON SHARE - Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents for purposes of diluted loss per share include shares issuable on the exercise of employee stock options under the incentive stock option plan adopted in May 1984 and amended in February 1991. The weighted average number of common shares outstanding were 4,352,134 for 1996 (assuming retroactive treatment of the reverse acquisition) and 4,447,251 for 1997. Diluted loss per common share has been excluded since the effect of including the options would be antidilutive.

   CASH EQUIVALENTS - Cash equivalents include demand and interest-bearing deposits due from banks with original maturities of 90 days or less.

   CONCENTRATIONS OF CREDIT RISK - The Company performs ongoing credit evaluations of its customers and generally requires no collateral from the customers. Management feels that the Company's credit risk is somewhat lessened due to the fact that its customers operate in a wide range of industries.

   There are no single customers that individually had billings greater than 5% of net operating revenues for the years ended December 31, 1997 and 1996.

   MANAGEMENT AGREEMENT - Prior to the Merger, the Company had a management agreement in which the Company paid certain members of management a monthly fee of 1.75% - 3.5% of gross operating revenues. The amount of the fee depended on the results of operations as compared to projected cumulative results. In addition to these fees, certain expenses incurred by management were reimbursed by the Company. Such reimbursements were not to exceed .5% of the Company's gross operating revenues for the period. The management agreement was terminated in connection with the Merger.

   Total management fees included in selling, general and administrative expense during the years ended December 31, 1997 and 1996 were approximately $202,000 and $440,000.

   RECLASSIFICATIONS - Certain amounts shown in 1996 have been reclassified to conform to the 1997 presentation.

2. THE MERGER

   A summary of the Merger is as follows:

   THE MERGER - As described in Note 1 herein, the Merger was accounted for as a reverse acquisition, utilizing the purchase method of accounting, in which SCL acquired control of ACN for accounting purposes.

   The total purchase price of the Merger was $7,647,874, which represents the number of shares of ACN's common stock outstanding immediately prior to the Merger valued at the market price of such shares as of the date of the signing of the merger agreement. This amount was allocated to the assets of ACN acquired and liabilities assumed, based on their estimated fair value as of May 30, 1997. At May 30, 1997, assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for certain intangible assets.

   PRO FORMA RESULTS OF OPERATIONS - The following represents the summary unaudited pro forma results of operations as if the Merger had occurred at the beginning of 1996 and 1997. The pro forma results are not necessarily indicative of the results that will occur in the future.


                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                   -----------------------------
                                                       1997            1996

     Revenues                                      $ 21,725,000     $21,173,000
     Net loss                                      $ (2,425,000)    $  (365,000)
     Loss per share                                $       (.55)    $      (.08)


3. ACCRUED LIABILITIES

   Accrued liabilities consist of the following at December 31, 1997 and 1996:

                                                        1997             1996

     Accrued interest                              $    506,300     $      -
     Unearned revenue                                   696,051         271,042
     Amount due to SCL                                  500,000            -
     Other                                               73,239          88,387
                                                     ----------     -----------
                                                     $1,775,590     $   359,429
                                                     ==========     ===========

4. LONG-TERM DEBT

   Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                                1997                1996
    Credit agreement, interest rate varies                                   $26,700,000         $        -

    Term loan, interest rate varies; repaid in 1997                                    -          14,000,000
    Subordinated promissory note to a limited partner of SCL;
     interest payable quarterly at a per annum rate of 12.27%
     through July 1, 2004; principal payments of $250,000 payable quarterly commencing January 1, 2000 and due July 1, 2004;
     principal may be subject to mandatory prepayments under
     certain conditions.                                                       4,750,000           4,584,136

    Note payable to director; noninterest bearing, payments of
     $500,000 due annually commencing January 1998, net of discount
     (at 10%) of $118,202 at December 31, 1997.                                1,381,798                   -

    Other long-term debt                                                         120,407              82,149
                                                                             -----------         -----------
    Total                                                                     32,952,205          18,666,285
    Less current portion                                                         556,830           1,468,420
                                                                             -----------         -----------
    Long-term portion                                                        $32,395,375         $17,197,865
                                                                             ===========         ===========

   Long-term debt matures as follows:

        YEAR

        1998                                                       $   566,830
        1999                                                           527,754
        2000                                                         1,410,553
        2001                                                         1,006,539
        2002                                                         1,000,529
        Thereafter                                                  28,450,000
                                                                   -----------
        Total                                                      $32,952,205
                                                                   ===========

   CREDIT AGREEMENT - In connection with the Merger, the Company entered into a new Credit Agreement with PNC Bank, National Association, individually and as Agent, SunTrust Bank, Central Florida, N.A., and Lehman Commercial Paper Inc. on May 30, 1997. Pursuant to the Credit Agreement, the Company has the ability to borrow monies on a revolving basis until May 2004. Initially, the Company can borrow up to $32,000,000 and the maximum available decreases at quarterly intervals. Loans bear interest based on either the rate of interest announced by the Agent periodically as its prime rate or the London interbank offered rates quoted periodically by the British Bankers' Association, as selected by the Company at the time of each borrowing. Interest is payable quarterly in arrears on the last business day of March, June, September, and December. The Company must make annual payments of principal equal to 75% of "excess cash flow" for 1997 and 50% thereafter in addition to mandatory payments upon certain sales of assets or stock. No principal payments were required in 1997. For purposes of the debt maturity schedule above, the expected maturity date is assumed to be 2004.

   The Company's obligations under the Credit Agreement are secured by a lien on substantially all of its assets, including its stock in all of its subsidiaries, and is further secured by a guaranty by all of its subsidiaries which guaranty is, in turn, secured by a lien on substantially all of the assets of all such subsidiaries.

   The Credit Agreement sets forth a variety of affirmative, negative, and financial covenants which the Company has agreed to, including, without limitation (a) prohibitions against dividends, the incurrence of additional debt or liens, the disposition or acquisition of assets, the issuance of additional stock, and a material change in business, (b) requirements that the Company not exceed certain levels of capital expenditures and that the Company meet certain fixed charge coverage, maximum leverage, and minimum interest coverage ratios, and (c) requirements that the Company provide the lenders with certain financial statements and other information on an ongoing basis, all as more fully set forth in the Credit Agreement.

   TERM LOAN - Of the aggregate principal balance due at December 31, 1996, interest on $7,000,000 was payable at a rate equal to the sum of the weekly average yield on U.S. Treasury securities adjusted to a constant maturity mutually agreed-upon between the financial institution and the Company, subject to certain restrictions, plus 3.5%. The interest rate was 9.35% at December 31, 1996.

   Interest on $7,000,000 of the aggregate principal balance due at December 31, 1996, was payable at a rate equal to the sum of the London interbank Eurodollar market rate, subject to certain adjustments, plus 4.0%. The interest rate was 9.38% at December 31, 1996. All portions of the loan were repaid with proceeds from the Credit Agreement.

5. STOCKHOLDERS' EQUITY

   The Company has two stock-based compensation plans, which are described below. The Company applied APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's 1997 net loss and loss per common share would have changed to the pro forma amounts indicated below:


     Net loss:
      As reported                                                 $(1,403,000)
      Pro forma                                                   $(1,526,000)

     Loss per common share assuming no dilution:
      As reported                                                 $      (.32)
      Pro forma                                                   $      (.34)

   The Company has an incentive stock option plan (the "Plan") with 200,000 shares of common stock authorized to be granted thereunder. The Plan provides for the options to be granted to key employees, requires expiration within ten years of date of grant, allows the options to be exercised two years from the date of the grant, and requires the option price to be at least the fair market value, as determined by the Board of Directors, of the common stock on the date of grant. All options granted under the plan have been for five-year terms. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 154%, risk-free interest rate of 6.15%, and expected lives of five years.

   Stock option activity for the year ended December 31, 1997 is as follows:


                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                                 EXERCISE
                                                                 SHARES           PRICE

ACN outstanding at May 30, 1997                                  111,000          $1.26

  Granted                                                         48,500          $3.38
  Exercised                                                      (50,000)         $1.19
                                                                 -------

Outstanding at December 31, 1997
  (51,000 exercisable at December 31, 1997)                      109,500          $2.26
                                                                 =======

   The Company also has an employee stock purchase and bonus plan with up to 500,000 shares of common stock authorized to be issued thereunder. This plan provides for the purchase of up to 200,000 shares of common stock at fair value by eligible participants, as defined under the plan (up to 10,000 shares per participant), and for the remainder of the shares to be awarded as bonuses to key employees. During the years ended December 31, 1997, 3,022 shares were purchased by participants under this plan.

6. INCOME TAXES

   The components of the provision for income taxes for the year ended December 31, 1997 are as follows:

   Current:
   Federal                                                                       $     -
   State                                                                          26,350
                                                                                 -------

                                                                                 $26,350
                                                                                 =======

   The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

     Computed statutory amount                                    $ (477,000)
     Increases (decreases):
      State income taxes, net of benefit of federal taxes             17,000
      Nondeductible expenses                                         253,000
      Increase in valuation allowance                                294,000
      Other - net                                                    (60,650)
                                                                  ----------

                                                                  $   26,350
                                                                  ==========

   The components of the Company's net deferred tax asset are as follows:

    Noncurrent liabilities - depreciation                         $  462,000
                                                                  ----------
    Noncurrent assets:
     Net operating loss carryforwards                              1,093,000
     Other                                                           171,000
                                                                  ----------

    Total noncurrent assets                                        1,264,000
                                                                  ----------

    Net deferred tax asset - before valuation allowance              802,000
    Valuation allowance for deferred tax asset                      (802,000)
                                                                  ----------

    Net deferred tax asset                                        $        -
                                                                  ==========

   It is more likely than not that realization of the net deferred tax asset through future taxable income within the carryforward periods will not occur. Accordingly, the net deferred tax asset has been fully reserved with a valuation allowance at December 31, 1997.

   At December 31, 1997, the Company has net operating loss carryforwards for federal tax purposes approximating $3,215,000. Such loss carryforwards will expire in 2002 through 2012.

7. EMPLOYEE BENEFIT PLANS

   Effective January 1, 1996, the Company instituted a profit-sharing plan which covers all employees of the Company who have at least one-half year of service. Contributions to the plan by employees may be at least 1% but not more than 15% of annual salary, subject to certain restrictions. Contributions by the Company to the plan are discretionary. Employees are always 100% vested in employee contributions; no vesting in employer contributions occurs prior to the first two years of service and 100% vesting occurs after the third year of service. Contribution expense for the years ended December 31, 1997 and 1996, was $-0- and $24,507, respectively.

   ACN has a noncontributory defined contribution pension plan covering substantially all ACN employees who have met certain age and length of service qualifications. The Company's policy is to fund pension cost with annuity contracts. Pension expense amounted to approximately $32,000 for 1997.

8. COMMITMENTS AND CONTINGENCIES

   Certain equipment and office and warehouse facilities are held under noncancelable operating leases. The Company has also entered into various agreements with broadcasting companies in order to transmit music service to its customers through the broadcasting companies' subchannels. Expense under the operating leases and broadcasting agreements was approximately $733,000 and $420,000 during the years ended 1997 and 1996, respectively.

   Future minimum payments under the leases and broadcasting agreements are as follows:

     YEAR
     1998                                                            $  512,427
     1999                                                               475,798
     2000                                                               421,672
     2001                                                               197,676
     2002                                                               148,778
     Thereafter                                                         170,411
                                                                     ----------
     Total minimum lease payments                                    $1,926,762
                                                                     ==========

   The Company has entered into employment agreements with its Chairman, President, and Chief Financial Officer. The agreements provide for the employees to receive a stated minimum annual salary. The agreements, which contain renewal provisions, expire from May 1998 through May 2000.

                                     ******

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:


Name                       Age           Position
----                       ---           --------
A.J. Schell                 62   Chairman of the Board
Mitchell Kleinhandler       49   President and Director
David W. Unger              42   Executive Vice President
                                 and Director
Doris K. Krummenacker       70   Secretary/*/
Robert Davidoff             71   Director
Patrick J. Dougherty        53   Director
Robert Dyer                 65   Director
David Gezon                 40   Director
William Landman             45   Director
C. Lee Maynard              57   Director
Ralph L. Weber              83   /*/
Nat M. Turnbull             83   /*/
Ben B. Moss                 75   /*/

________________________
/*/  Resigned as a Director effective May 30, 1997.

     A.J. SCHELL has served as Chairman of the Board since June 1990 and as the Company's President and Chief Executive Officer from May 1987 through May 30, 1997.

     MITCHELL KLEINHANDLER has served as President, Chief Operating Officer and as a Director of the Company since May 30, 1997. Since September 1995, Mr. Kleinhandler has served as President of Suncom. Prior thereto, Mr. Kleinhandler was the President of Consolidated Cable Properties Inc., a cable television management company.

     DAVID W. UNGER has served as Executive Vice President, Assistant Secretary and a Director of the Company since May 30, 1997. Since September 1995, Mr. Unger has served as Chairman of Suncom. From 1993 to 1995, Mr. Unger served as President of D Squared Productions, Inc., Mr. Unger's personal investment company. Prior thereto, Mr. Unger served as a Vice President of Communications Equity Associates, a merchant banking firm specializing in the merchant communications industry.

     DORIS K. KRUMMENACKER has served as Secretary of the Company since 1990. Ms. Krummenacker served as the Company's Treasurer and a Vice President from 1974 through May 30, 1997 and as a Director of the Company from 1990 through May 30, 1997.

     ROBERT DAVIDOFF has served as a Director of the Company since August 21, 1997. Mr. Davidoff has served as the Managing Director of Carl Marks & Co., Inc., an investment company which is an affiliate of CMNY Capital II, L.P., since 1950.

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

     WILLIAM LANDMAN has served as a Director of the Company since May 30, 1997. Mr. Landman has been a Principal of CMS Companies, a private investment company which is an affiliate of CMS Interactive Communications Partners, L.P., a member of Suncom, since 1986. Mr. Landman currently serves as a director of Russ Berrie Co.

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

CERTAIN INFORMATION CONCERNING THE BOARD OF DIRECTORS
-----------------------------------------------------

     All Directors hold office until the expiration of their terms and the election and qualification of their successors. During the fiscal year ended December 31, 1997 ("Fiscal 1997"), the Board of Directors held a total of five meetings. No Director during Fiscal 1997 attended fewer than 75 percent of the aggregate of: (1) the total number of meeting of the Board of Directors and (2) the total number of meetings held by all committees on which he served. Officers serve at the discretion of the Board of Directors.

     For Fiscal 1997, the Company maintained three standing committees: an Audit, Compensation and Nominating Committee. The Audit Committee met one time in Fiscal 1997. Until May 30, 1997, the Audit Committee was comprised of Messrs. Schell, Dougherty and Maynard. On May 31, 1997, the Board of Directors established a new Audit Committee, consisting of Messrs. Dougherty, Gezon, Dyer, Schell and Unger. The Audit Committee has the following duties and responsibilities: (a) to recommend to the Board the accounting firm to be selected by the Board or to be recommended by it for shareholder approval as the independent auditor of the Company, (b) to meet and review with the independent auditors, the chief internal auditor and the appropriate corporate officers regarding matters relating to corporate financial reporting and accounting procedures and policy, the adequacy of financial, accounting and operating controls for the Company and the scope of the respective audits of the independent auditors and the internal auditor, (c) to report the results of the foregoing to the Board and to further submit to the Board any recommendations which the committee may have, from time to time, with respect to financial reporting and accounting practices and policies and financial, accounting and operation controls and safeguards, and (d) to perform such further services as delegated by the Board.

     The Compensation Committee held one meeting in Fiscal 1997. Until May 30, 1997, the Compensation Committee was comprised of Messrs. Dyer, Schell and Dougherty. On May 31, 1997, the Board of Directors established a new Compensation Committee consisting of Messrs. Gezon, Kleinhandler and Landman. The Compensation Committee has the following duties and responsibilities: (a) to periodically review the compensation (including salary, bonus and benefits) of all of the executive officers of the Company and its subsidiaries, (b) to review and recommend to the Board matters relating to employee compensation and employee benefit plans and incentives generally, and (c) such other duties and responsibilities as may, from time to time, be designated by the Board.

     The Nominating Committee held one meeting in Fiscal 1997 and included Messrs. Schell, Maynard, Turnbull and Weber. The Nominating Committee met for the purpose of nominating and recommending the selection of Directors to comprise the Company's Board of Directors for the ensuing year. The Company currently does not have a nominating committee or another committee performing a similar function.

COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during Fiscal 1997, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.   EXECUTIVE COMPENSATION.

     The following table sets forth compensation awarded to, earned by and paid to the Company's Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus exceeded $100,000 for services rendered to the Company for the three years ended December 31, 1997 (the "Named Executive Officers").

(a)  SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                   ----------------------------------------
                                                                                 Other
Name of Individual               Fiscal                                          Annual
and Principal Position            Year              Salary($)   Bonus($)(2)   Compensation($)
----------------------------     -----              ---------   -----------   ---------------
A.J. Schell                       1997               $211,363     $150,000      $     --
     Chairman(1)                  1996               $350,000     $ 50,000      $     --
                                  1995               $232,650     $ 50,000      $     --

Mitchell Kleinhandler             1997               $122,917     $      0      $     --
President and COO (5)

                                                                 Long Term Compensation
                                        ----------------------------------------------------------------
                                                     Awards                          Payouts
                                        ------------------------------  --------------------------------
                                                                        Long-Term
                                        Restricted      Securities      Incentive         All
Name of Individual              Fiscal    Stock         Underlying        Plan           Other
and Principal Position           Year    Awards($)     Options/SARs(#)   Payouts($)   Compensation($)(3)
----------------------------    -----    ---------     ---------------   ----------   ------------------
A.J. Schell                       1997      --                --         $      --        $ 30,000(4)
  Chairman(1)                     1996      --            30,000         $      --        $  4,557(4)
                                  1995      --                --         $      --        $ 23,607(4)

Mitchell Kleinhandler             1997      --                --         $      --        $     --
President and COO (5)

------------------------------

(1) Mr. Schell served as President and Chief Executive Officer of the Company through May 30, 1997.
(2)  Bonus amounts are shown in the year for which they were awarded.
(3) Does not include Common Stock received in such individual's capacity as a Director of the Company for attendance at Board of Directors' meetings. See "(e) Directors Compensation" below.
(4) Represents amount contributed by the Company for Mr. Schell's account in the Company's target benefit pension plan.

(5) Mr. Kleinhandler has served as President and Chief Operating Officer of the Company since May 30, 1997, and did not receive any compensation from the Company prior thereto.

(b)  OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No options or SARs were granted to any Named Executive Officer during the year ended December 31, 1997.

(c) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                          Number of Securities        Value of Unexercised
                                                         Underlying Unexercised           In-The-Money
                           Stock                              Options/SARs                Options/SARs
                        Acquired on       Value          at Fiscal Year End (#)      at Fiscal Year End ($)
Name of Individual       Exercise (#)   Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------    ----------     ----------       ------------------------    ------------------------
A.J. Schell               30,000        $60,390(1)                  $0                          $0

________________________

(1) Based on the closing bid price of the Common Stock on the date such options were exercised.

(d)  LONG-TERM INCENTIVE PLAN AWARDS

     The Company has no long-term incentive plans as such term is defined in
Item 402(a)(6)(iii) of Regulation S-B.

(e)  DIRECTORS COMPENSATION

     For Fiscal 1997, the Company compensated its Directors at a rate of $1,000 per Board meeting attended, payable in cash or Common Stock. Twelve/*/ Directors elected to receive their fees in stock, totalling 9,910 shares of Common Stock. The number of shares issuable was determined by the fair market value of the shares on the date of the meetings. One director elected to receive cash for all five meetings he attended, for a total of $5,000, and one director elected to receive cash for two of the five meetings he attended, for a total of $2,000.

-----------------------
/*/ Includes five people who served as Directors prior to the Combination, five people who served as Directors after the Combination, and one person who served as a Director prior to and after the Combination. See "Item 1. -- Description of Business -- General."

(f)  EMPLOYMENT CONTRACTS

     The Company has written Employment Agreements with three of its executive officers: A.J. Schell, Chairman of the Board; Mitchell Kleinhandler, President and Chief Operating Officer and David Unger, Executive Vice President. All of the Employment Agreements were entered into as of May 30, 1997, contemporaneously with the closing of the Combination.

     Mr. Schell's Employment Agreement replaces his 1989 employment contract with the Company. The new Agreement is for a three year term (subject to early termination in certain specified events) and provides for a salary at the rate of $100,000 per annum. In addition, however, in recognition of certain obligations of the Company to Mr. Schell under his former employment contract, which obligations were triggered by the closing of the Combination, the Company has agreed to pay Mr. Schell, and Mr. Schell has agreed to accept, the sum of $1,500,000 in three equal annual installments commencing in January, 1998. The Company's obligations to Mr. Schell with respect to such additional payments are secured by a pledge by Suncom of the stock which it purchased from Mr. Schell contemporaneously with the closing of the Combination.

     The employment agreements for Mr. Kleinhandler and Mr. Unger are one-year arrangements which provide for a base salary of $200,000 per annum plus a bonus of $50,000 if the Company achieves or exceeds "plan" as defined in their respective employment agreements. However, effective September 1, 1997, Mr. Unger made an election under his employment agreement to reduce his time commitment to the Company to 40% of his business time, as a result of which, pursuant to the terms of his employment agreement, his base salary was reduced to $100,000 per annum, he is no longer entitled to a bonus and his employment agreement was extended for a period of one year. In addition, as a result of this election by Mr. Unger, Mr. Kleinhandler's base salary and potential bonus were each increased by $25,000 per annum pursuant to the terms of Mr. Kleinhandler's employment agreement.

(g)  REPORT ON REPRICING OF OPTIONS/SARS

     The Company did not reprice any stock options or SARs previously rewarded during Fiscal 1997.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1998, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock, $.25 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director and executive officer of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all Officers and Directors as a group:

Name and Address of                    Amount and Nature of       Percentage of
Beneficial Owner                     Beneficial Ownership(1)        Class (2)
----------------                     ----------------------         --------
A.J. Schell (3)                               30,000                     *

Mitchell Kleinhandler (3)                  2,698,898(4)               59.9%

David Unger (3)                            2,705,898(5)               60.1%

Robert Davidoff                            2,698,590(6)               59.9%
C/O Carl Marks & Co., Inc.
135 East 57th Street
New York, NY  10022

David Gezon                                2,697,986(7)               59.9%
C/O Midwest Mezzanine Fund L.P.
208 S. LaSalle St., Suite 510
Chicago, IL  60604

William Landman                            2,698,898(8)               59.9%
C/O CMS Companies
1926 Arch Street
Philadelphia, PA  19103

Patrick J. Dougherty (3)                      15,729                     *

Robert Dyer (3)                               72,003                   1.6%

C. Lee Maynard (3)                            31,816                     *

Suncom Communications L.L.C.               2,697,986(9)               59.9%
4059 Yancey Road
Charlotte, NC  28217

All Directors and Officers                 2,842,145(10)              63.1%
as a Group (9 persons)

----------------------------
*    Represents less than one percent ownership.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2)  Based on 4,502,135 shares of Common Stock as of March 31, 1998.

(3) The address of this person is Audio Communications Network, Inc., 1000 Legion Place, Suite 1515, Orlando, Florida 32801.

(4) Includes 2,697,986 shares of Common Stock owned by Suncom. Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to an option granted in connection with the Combination (the "Suncom Option"). Mr. Kleinhandler disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 10, infra. Also excludes Common Stock held by relatives of Mr. Kleinhandler; Mr. Kleinhandler does not have any power to direct the vote or disposition of such stock and therefore disclaims any beneficial ownership.

(5) Includes 2,697,986 shares of Common Stock owned by Suncom. Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to the Suncom Option. Mr. Unger disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 9, infra.

(6) Includes 2,697,986 shares of Common Stock owned by Suncom. Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to the Suncom Option. Mr. Davidoff is the Managing Director of Carl Marks & Co., Inc., an affiliate of CMNY Capital II, L.P. ("CMNY"). CMNY is a member of Suncom. Mr. Davidoff disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 9, infra.

(7) Includes 2,697,986 shares of Common Stock owned by Suncom. Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to the Suncom Option. Mr. Gezon is the President of Midwest Mezzanine Fund, L.P. ("Midwest"), which is a member of Suncom. Mr. Gezon disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 9, infra.

(8) Includes 2,697,986 shares of Common Stock owned by Suncom. Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to the Suncom Option. Mr. Landman is a Vice President of the corporate general partners of CMS Interactive Communications Partners, L.P. ("CMS"), which is a member of Suncom. Mr. Landman disclaims beneficial ownership of all securities owned by Suncom except to the extent of his pecuniary interest therein. See Footnote 9, infra.

(9) Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to the Suncom Option. Members of Suncom include Suncom Management L.L.C. ("Suncom Management"), Midwest, CMS and CMNY. Suncom Management is controlled by Messrs. Kleinhandler and Unger. Midwest is ultimately controlled by ABN AMRO Bank. CMS is controlled ultimately by MSPS/ICP, Inc., and CMS 1994, Inc., both affiliates of CMS Companies, a private investment company. CMNY is controlled by Carl Marks & Co., Inc.

(10) Includes 2,697,986 shares of Common Stock owned by Suncom. Excludes 1,000,000 shares of Common Stock issuable to Suncom pursuant to the Suncom Option.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See "Item 10. Executive Compensation" for information concerning the terms of employment agreements and stock options granted during Fiscal 1997 to certain Officers and Directors of the Company.

     Pursuant to the terms and provisions of the Combination, among other things, the Company agreed to assume all of Suncom's liabilities. In furtherance thereof, the Company and Suncom, Inc. agreed to jointly and severally assume Suncom's subordinated indebtedness in the original principal amount of $4,750,000 to Midwest, a member of Suncom. The subordinated debt to Midwest bears interest at the rate of 12.27% per annum payable quarterly on the first day of January, April, July and October. Quarterly principal installments in the amount of $250,000 each are to begin January 1, 2000. The obligations of the Company and Suncom Inc. with respect to the subordinated debt is secured by a guaranty executed and delivered by the Company's other subsidiaries. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

     On May 30, 1997, in connection with the Combination, Suncom acquired 597,986 shares of Common Stock from A.J. Schell, the Company's Chairman of the Board.

     Immediately following the Combination, Mr. Schell resigned as the Company's President and Chief Executive Officer. Mitchell Kleinhandler and David Unger, both affiliates of Suncom, were elected President and Executive Vice President of the Company, respectively. In addition, four members of the Board of Directors resigned and such vacancies were filled by four designees of Suncom. In August 1997, the shareholders of the Company voted to amend the By-Laws of the Company to provide for a Board of not less than seven and not more than nine members, with an initial setting of nine.

     During Fiscal 1997, the Company paid approximately $10,762 to the law firm of Turnbull, Abner & Daniels, of which former Director Nat M. Turnbull is a partner. In addition, approximately $45,306 was paid for accounting and tax services to Patrick J. Dougherty, CPA, PA, of which Patrick J. Dougherty, a Director of the Company, is a principal.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

 (A)      Exhibits
         -----------
         2.2           Agreement and Plan of Share Exchange dated March 1, 1994 among
                       Registrant, American Music Network, Inc. and A.J. Schell (incorporated herein by reference to Exhibit 2 of Form 8-K/A filed March 17, 1994).
         2.3           Agreement of Sale dated October 19, 1995 among Registrant and Florida
                       Sound Engineering Company (incorporated by reference to Exhibit I of
                       Form 8-K dated March 15, 1996).
         3.1           Articles of Incorporation, as amended through September 17, 1982
                       (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 on
                       Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).
         3.1(a)        Amendment to Articles of Incorporation, effective June 11, 1991
                       (incorporated herein by reference to Exhibit 3.1(a) of the Annual Report on Form 10-K for the year ended December 31, 1991).
         3.1(b)        Articles of Amendment to Articles of Incorporation, dated September 11, 1997**
         3.2           Amended and Restated By-Laws (incorporated herein by reference to
                       Exhibit 3.2 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997).
         3.2(a)        Amended and Restated Bylaws, adopted May 30, 1997 and as subsequently amended**
         10.17         Employment Agreement dated July 18, 1989, with A.J. Schell
                       (incorporated herein by reference to Exhibit 10.3 to Amendment No.1 on
                       Form 8 dated May 9, 1990, amending the Annual Report on Form 10-K for the year ended December 31, 1989).*
         10.3          Deferred Compensation Agreement Dated January 5, 1983 with Doris K.
                       Krummenacker (incorporated herein by reference to Exhibit 10.5 to
                       Amendment No. 1 on Form 8 dated May 9, 1990, amending the Annual
                       Report on Form 10-K for the year ended December 31, 1989).*
         10.4          Second Amended and Restated Loan Agreement by and between
                       Registrant and SunTrust Bank, Central Florida, N.A. dated December 21,
                       1995 effective January 2, 1996.
         10.6          Incentive Stock Option Plan (incorporated herein by reference to Exhibit
                       10.8 of the Annual Report on Form 10-K for the year ended December
                       31, 1991).*
         10.7          1993 Employee Stock Purchase and Stock Bonus Plan (incorporated by reference to Exhibit 10.7 of Form 10-KSB for the year ended December
                       31, 1992).*

         10.8          MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and Registrant dated January 1, 1992 (incorporated by reference to Exhibit 10.8 of Form 10-KSB for the year ended December
                       31, 1992).
         10.9          MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and Registrant dated January 1, 1991 (incorporated by reference to Exhibit 10.9 of Form 10-KSB for the year ended December
                       31, 1992).
         10.10         MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and Registrant dated January 1, 1991 (incorporated by reference to Exhibit 10.10 of Form 10-KSB for the year ended December
                       31, 1992).
         10.11         MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and American Music Network, Inc. dated March 1, 1991
                       (incorporated by reference to Exhibit 10.11 of the Annual Report on Form
                       10-KSB for the year ended December 31, 1993).
         10.12         MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and Florida Sound Engineering Company dated January 1,
                       1991 (incorporated by reference to Exhibit III of Form 8-K dated March
                       15, 1996).
         10.13         Amendment and Supplement to Employment Agreement, dated September
                       1, 1993, between the Registrant and A.J. Schell (incorporated by reference to Exhibit 1 of Form 10-QSB for the period ended September
                       30 ,1993).*
         10.14         Employment Agreement dated May 30, 1997 with A.J. Schell
                       (incorporated herein by reference to Exhibit 10.15 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998).
         10.15         Employment Agreement dated May 30, 1997 with Mitchell Kleinhandler
                       (incorporated herein by reference to Exhibit 10.16 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998).
         10.16         Employment Agreement dated May 30, 1997 with David Unger
                       (incorporated herein by reference to Exhibit 10.17 of the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998).
         10.17         Asset Purchase Agreement dated as of November 19, 1996 between
                       Registrant and Suncom Communications L.L.C. (incorporated by reference to Exhibit on Form 8-K dated November 26, 1996)
         10.18         Press release of the Registrant, dated May 30, 1997 (incorporated by reference to Exhibit 99.1 on Form 8-K dated June 16, 1997).
         10.19         Note Assumption Agreement and Note, dated as of May 30, 1997, by and among the Registrant, Suncom, Inc. and Midwest Mezzanine Fund, L.P.
                       (incorporated by reference to Exhibit 99.2 on Form 8-K dated June 16,
                       1997).

         10.20         Credit Agreement, dated as of May 30, 1997, by and among the
                       Registrant, PNC Bank, National Association individually and as Agent,
                       SunTrust Bank, Central Florida, N.A. and Lehman Commercial Paper
                       Inc. (incorporated by reference to Exhibit 99.3 on Form 8-K dated
                       June 16, 1997).
         10.21         MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and SunCom Communications, L.L.C. re:  Charlotte, NC
                       dated February 1, 1996**
         10.22         MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and SunCom Communications, L.L.C. re:  Phoenix, AZ
                       dated February 1, 1996**
         10.23         MUZAK(R) License Agreement by and between MUZAK Limited
                       Partnership and SunCom Communications, L.L.C. re:  Hillsborough NC
                       dated February 1, 1996**
         21            Subsidiaries of the Registrant.
         27            Financial Data Schedule**

                       --------------------------------
*        Management contract or compensatory plan or arrangement.
**       Filed herewith

(B)      Reports on Form 8-K
         -------------------
         No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AUDIO COMMUNICATIONS NETWORK, INC.
                                         (Registrant)

                                  /s/ A.J. Schell
                              By: __________________________________
                                  A.J. Schell
                                  Chairman of the Board of Directors
Date:  April 14, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                        Title                                    Date
       ---------                                        -----                                    ----
/s/ Mitchell Kleinhandler                         President, Director                        April 14, 1998
----------------------------------             (principal executive officer)
Mitchell Kleinhandler

/s/ David Unger                              Executive Vice President, Director              April 14, 1998
----------------------------------             (principal financial and accounting officer)
David Unger

/s/ A.J. Schell                                   Chairman of the Board                      April 14, 1998
----------------------------------
A.J. Schell

/s/ Robert Dyer                                         Director                             April 14, 1998
----------------------------------
Robert Dyer

                                                        Director
----------------------------------
C. Lee Maynard

/s/ Robert Davidoff                                     Director                             April 14, 1998
----------------------------------
Robert Davidoff

/s/ David Gezon                                         Director                             April 14, 1998
----------------------------------
David Gezon

/s/ William Landman                                     Director                             April 14, 1998
----------------------------------
William Landman

/s/ Patrick J. Dougherty                                Director                             April 14, 1998
----------------------------------
Patrick J. Dougherty