Form 10QSB
period 1998-03-31
AUDIO COMMUNICATIONS NETWORK INC
filed 1998-05-20
CIK 53678

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

     For the quarterly period ended   March 31, 1998
                                      --------------

(_)  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        EXCHANGE ACT

     For the transition period from ______________ to _________________

            Commission file number 0-7762

                      AUDIO COMMUNICATIONS NETWORK, INC.
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                     FLORIDA                                        52-0690530
--------------------------------------------------------------------------------
          (State or other jurisdiction                        (IRS Employer
          of incorporation or organization)                Identification No.)

              1000 Legion Place, Suite 1515, Orlando, Fl.  32801
              --------------------------------------------------
                    (Address of principal executive office)

                                (407) 649-8877
                          (Issuer's telephone number)

________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                              ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDING DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by court. Yes ____ No ____ Not
Applicable   X
           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,502,602

PART I  FINANCIAL INFORMATION
------

Item 1.  Financial Statement

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 First Quarter
                                       ------------------------------
                                         For The Three Months Ended
                                       ------------------------------
REVENUES                                  3/31/98          3/31/97
--------                               -------------    -------------
Music Sales                              4,068,608        1,905,852
Equipment Sales                            886,258          389,397
Labor and Installation                     710,684          311,733
Pro Sound Installation                     651,372               -
Other                                       68,923           55,444
                                       -------------    -------------
  Total Revenue                          6,385,845        2,662,426

COST AND EXPENSES
-----------------
Cost of Sales                            2,184,921          722,125
Selling, General and
Administrative Expenses                  2,253,462          782,398
Depreciation and Amortization            1,387,327          631,347
                                       -------------    -------------
  Total Cost and Expenses                5,825,710        2,135,870

Income before Other Income
(Expense) and Income Taxes                 560,135          526,556

OTHER INCOME (EXPENSE)
----------------------
Interest Income                                842               -
Interest Expense                          (771,911)        (480,574)
Other                                        4,380         (109,778)
                                       -------------    -------------
  Other Income (Expense), net             (766,689)        (590,352)

Loss before Income Taxes                  (206,554)         (63,796)

Provision for Income Taxes                   2,000               -
                                       -------------    -------------

Net Loss                                  (208,554)         (63,796)
                                       =============    =============

Net Loss Per Common share                    (0.05)           (0.01)
                                       =============    =============

Number of Common Shares                  4,502,602        4,409,203
                                       =============    =============

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997

                                                              3/31/98             12/31/97
                                                          --------------      --------------
                                                            (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    1,152,452             680,195
  Accounts Receivable                                          1,932,882           2,159,163
  Inventories                                                  1,582,098           1,150,133
  Prepaid expenses and other assets                              235,761             196,891
                                                          --------------      --------------
     Total current assets                                      4,903,193           4,186,382

PROPERTY

  Leasehold Improvements                                         108,263              79,459
  Equipment                                                   15,757,110          14,797,638
  Furniture and fixtures                                         539,592             523,598
                                                          --------------      --------------
     Total Property                                           16,404,965          15,400,695
  Less: Accumulated Depreciation                              (2,833,076)         (2,271,197)
                                                          --------------      --------------
PROPERTY, NET                                                 13,571,889          13,129,498

OTHER ASSETS
  Subscriber Contracts and other intangible assets            19,444,632          19,984,882
  Goodwill                                                     7,889,983           7,974,059
  Deposits and other                                              30,295              30,819
                                                          --------------      --------------
     Total                                                    27,364,910          27,989,760

TOTAL ASSETS                                                  45,839,992          45,305,640
                                                          ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                              544,527             556,830
  Accounts payable                                             2,132,114           1,739,800
  Royalties payable                                              914,754             660,264
  Accrued liabilities                                            895,371           1,775,590
                                                          --------------      --------------
                                                               4,486,766           4,732,484

LONG-TERM DEBT                                                33,384,001          32,395,375
                                                          --------------      --------------

STOCKHOLDERS' EQUITY
  Common stock, $.25 par value                                 1,125,534           1,125,534
  Contributed capital in excess of par value                   9,850,850           9,850,850
  Investment                                                           -                   -
  Contributed capital - preferred warrants                             -                   -
  Accumulated deficit                                         (3,007,159)         (2,798,603)
                                                          --------------      --------------
                                                               7,969,225           8,177,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    45,839,992          45,305,640
                                                          ==============      ==============

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                             3/31/98          3/31/97
                                                                         ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                    (208,554)        (63,796)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                            1,387,330         631,347
  Deferred commissions                                                      (530,148)        (50,498)
  (Increase) decrease in operating assets and increase (decrease)
    in operating liabilities
    Accounts receivable                                                      226,281          88,504
    Inventories                                                           (1,016,978)       (462,180)
    Prepaid expenses and other assets                                        332,393         (79,013)
    Accounts payable                                                        (120,382)        (22,185)
    Royalties payable                                                        252,483              -
    Accrued liabilities                                                     (192,408)       (205,229)
    Other, net                                                              (215,875)        128,444
                                                                         ------------     -----------
      Net cash used in operating activities                                  (85,858)        (34,606)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures - net                                                (419,257)        (89,743)
                                                                         ------------     -----------
      Net cash used in investing activities                                 (419,257)        (89,743)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                             1,500,000         805,848
  Principal payments under capital lease obligations                         (22,628)        (41,970)
  Repayment of long-term debt                                               (500,000)       (500,000)
  Proceeds from sale of stock                                                     -               -
                                                                         ------------     -----------
      Net cash provided by financing activities                              977,372         263,878


NET INCREASE IN CASH AND CASH EQUIVALENTS                                    472,257         139,529

CASH, BEGINNING OF PERIOD                                                    680,195         132,565
                                                                         ------------     -----------

CASH, END OF PERIOD                                                        1,152,452         272,094
                                                                         ============     ===========

Cash Paid During the Period For Interest                                     808,439         516,048

Supplemental Schedule of Noncash Investing & Financing Activities:
-----------------------------------------------------------------
Inventory Leased to Customer and Reclassified to Property                    585,000         479,000

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

Note 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements.

NOTE 2 - ACQUISITION
--------------------

On May 30, 1997, the Company completed a business combination with Suncom Communications L.L.C., a Delaware limited liability company ("Suncom"). Under the terms of the agreement, the Company, through its wholly owned subsidiary, Suncom, Inc., acquired the assets and business of Suncom, in exchange for which the company issued 2.1 million Common Shares to Suncom, which represented approximately 47.5% of the Company's outstanding Common Shares.

Also on May 30, 1997, Suncom consummated an agreement with A.J. Schell acquiring substantially all of his equity position in the Company. As a result, Suncom is the owner of 2,697,986 Common Shares, representing approximately 60.7% of the outstanding Common Shares of the Company resulting in a reverse acquistion.

The transaction has been accounted for as a reverse acquisition therefore the financial statements presented herein represent the historical results of Suncom and the results of operation of Audio Communications Network, Inc. from the date of acquisition.

Assuming the reverse acquisition had occurred on January 1, 1997 the Company's first quarter 1997 (unaudited) net revenues, net income (loss) per share, and earnings (loss) per share would have been approximately as follows:

                                First quarter 1997
                                ------------------
Net Revenue                         5,081,760

Net Income (Loss)                     (59,154)

Earnings (Loss) Per Share               (0.01)

Item 2. Management's Discussion and Analysis of Financial Conditions & Results of Operations

SUMMARY
-------

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.

                                                                     3/31/98       3/31/97
                                                                     -------       -------
Revenues from Operations                                              100.00%       100.00%

Operating Costs and expenses                                          (69.50)       (56.50)
                                                                   ----------    ----------

Income from Operations before Depreciation and Amortization            30.50         43.50

Depreciation and Amortization                                         (21.70)       (23.70)
                                                                   ----------    ----------

Income before Other Income (Expense) and Income Taxes                   8.80         19.80

Other Income (Expense), net                                           (12.00)       (22.22)
                                                                   ----------    ----------

Income before Income Taxes                                             (3.20)        (2.42)

Provision for Income Taxes                                                 -             -
                                                                   ----------    ----------

Net Income                                                             (3.20)        (2.42)
                                                                   ==========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

On May 30, 1997, Audio Communications Network, Inc. (the "Company") acquired the assets of Suncom Communications, L.L.C. ("Suncom") subject to the assumption of $18.75 million of liabilities. In addition, the members of Suncom received 2,100,000 shares of the Company's common stock representing approximately 48% of the shares on a fully diluted basis. In a separate transaction, the members of Suncom purchased 597,698 shares of the Company's common stock from Al Schell, President, CEO and Chairman of the Board. Suncom's franchise areas of operation include specified areas in the states of North and South Carolina as well as Arizona. Suncom will operate as a wholly owned subsidiary of the Company.

The transaction has been accounted for as a reverse acquisition therefore the financial statements presented herein represent the historical results of Suncom and the results of operation of the Company from the date of acquisition.

NET REVENUES
------------

Consolidated Net Revenues for the 1st Quarter of 1998 were $6,385,845 an increase over the comparable period of 1997 of $3,723,419, or 140%. The majority of the increase is attributable to the reverse acquisition of the Company and the balance to the growth in the Suncom franchises.

COSTS AND EXPENSES
------------------

Costs and Expenses for the 1st Quarter of 1998 were $5,825,710 increasing over the comparable period of 1997 by $3,689,840. The majority of the increase is attributable to the reverse acquisition of the Company and the balance to the growth in the Suncom franchises. Costs as a percentage of revenue is higher due to the higher fixed cost structure of the smaller non-Suncom franchises. The 1st Quarter 1997 balances present only the results of the Suncom franchises.

OTHER INCOME AND EXPENSE (NET):
-------------------------------

The increase in Other Income and Expense (Net) in the 1st Quarter of 1998 over the comparable period in 1997 is due primarily to the additional debt resulting from the reverse acquisition.

INCOME TAXES:
-------------

At March 31, 1998, the Company had operating loss carryforwards for federal tax purposes of approximately $3,200,000. Such loss carryforwards expire in 2002 through 2012.

NET INCOME/LOSS:
---------------

Net Loss for the Company's 1st Quarter of 1998 was $208,554 compared to a loss of $63,796 for the comparable period in 1997. The difference in operating results is primarily attributable to the reverse acquisition of the Company.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) for the 1st Quarter of 1998 increased to $1,947,462 from $1,157,903 an increase of $789,559 or 68%.

On May 30, 1997, in conjunction with the Suncom transaction, the Company repaid all its bank debt obligations to SunTrust Bank, Central Florida, N.A. as well as $18.75 million of debt obligations of Suncom and entered into a $32 million credit facility with PNC Bank with SunTrust and Lehman Brothers as participation lenders in the facility. As of March 31, 1998, the company had an outstanding loan balance of $28.2 million and an unused credit facility of $3.8 million.
The credit facility is subject to various covenants including: (1) Debt Service Coverage Ratio; (2) Debt to Cash Flow Ratio; and (3) Debt to Minimum Monthly Recurring Billing Required. In addition at that time, the Company and Midwest Mezzanine Fund entered into a $4,750,000 subordinated debt agreement. The agreement requires the Company to pay quarterly interest at a rate of 12.27%. The Company was in compliance with all covenants at March 31, 1998. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION


Item 2.    CHANGES IN SECURITIES
           ---------------------

           Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           This item is not applicable. There have been no defaults in any of the Company's securities.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           Not Applicable

Item 5.    OTHER INFORMATION
           -----------------

           None

Item 6.    EXHIBITS & REPORTS ON FORM 8K

           (a)  (27) Financial Data Schedule

           (b) Amendment No. 3 to Form 8K amending the Independent Auditors Reports to include the city and state where issued was filed with the SEC on January 9, 1998.

                                  FORM 10-QSB


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AUDIO COMMUNICATIONS NETWORK, INC.
                                 (Registrant)


Date         5/19/98                    /s/ David W. Unger
     ------------------------           -----------------------------
                                        David W. Unger
                                        Chief Financial Officer /
                                        Executive Vice President


Date         5/19/98                    /s/ Mitchell Kleinhandler
     ------------------------           -----------------------------
                                        Mitchell Kleinhandler
                                        President and
                                        Chief Operating Officer