Form 10QSB
period 1998-06-30
AUDIO COMMUNICATIONS NETWORK INC
filed 1998-08-19
CIK 53678

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

     For the quarterly period ended   June 30, 1998
                                      -------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
             EXCHANGE ACT

     For the transition period from ______________ to _________________

                         Commission file number 0-7762

                    AUDIO COMMUNICATIONS NETWORK, INC.
-------------------------------------------------------------------------
                  (Exact name of small business issuer as
                       specified in its charter)

            FLORIDA                                       52-0690530
--------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                     Identification No.)

              1000 Legion Place, Suite 1515, Orlando, Fl.  32801
                    (Address of principal executive office)

                                (407) 649-8877
                          (Issuer's telephone number)
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                  PROCEEDING DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a planconfirmed by court. Yes      No
                                              -----    -----
Not Applicable   X
               -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   4,507,202

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Second Quarter
                                   --------------------------
                                   For The Three Months Ended
                                   --------------------------
REVENUES                             6/30/98        6/30/97
                                    ---------      ---------
Music Sales                         4,073,059      2,483,173
Equipment Sales                       830,225        453,835
Labor and Installation                619,552        461,609
Pro Sound Installation                493,622         72,811
Other                                 151,572         44,769
                                    ---------      ---------
  Total Revenue                     6,168,030      3,516,197

COST AND EXPENSES
Cost of Sales                       2,608,889      1,070,510
Selling, General and
Administrative Expenses             2,010,051      1,257,591
Depreciation and Amortization       1,415,353        797,421
                                    ---------      ---------
  Total Cost and Expenses           6,034,293      3,125,522

Income before Other Income
  (Expense) and Income Taxes          133,737        390,675

OTHER INCOME (EXPENSE)
Interest Income                         3,250          1,672
Interest Expense                     (843,832)      (574,317)
Other                                  (5,844)         2,410
                                    ---------      ---------
  Other Income (Expense), net        (846,426)      (570,235)

Loss before Income Taxes             (712,689)      (179,560)

Provision for Income Taxes              3,000          4,600
                                    ---------      ---------

Net Loss                             (715,689)      (184,160)
                                    =========      =========

Net Loss Per Common share               (0.16)         (0.04)
                                    =========      =========

Number of Common Shares             4,507,202      4,431,197
                                    =========      =========

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  First Six Months
                                              ------------------------
                                              For The Six Months Ended
                                              ------------------------
REVENUES                                       6/30/98       6/30/97
                                              ----------   ----------

Music Sales                                    8,141,667    4,389,025
Equipment Sales                                1,716,483      843,232
Labor and Installation                         1,330,236      773,342
Pro Sound Installation                         1,144,994       72,811
Other                                            220,495      100,213
                                              ----------   ----------
  Total Revenue                               12,553,875    6,178,623

COST AND EXPENSES
Cost of Sales                                  5,149,891    1,783,996
Selling, General and
Administrative Expenses                        3,907,433    2,158,405
Depreciation and Amortization                  2,802,680    1,428,770
                                              ----------   ----------
  Total Cost and Expenses                     11,860,004    5,371,171

Income before Other Income
(Expense) and Income Taxes                       693,871      807,452

OTHER INCOME (EXPENSE)
Interest Income                                    4,092        1,672
Interest Expense                              (1,615,743)  (1,054,890)
Other                                             (1,464)       2,410
                                              ----------   ----------
  Other Income (Expense), net                 (1,613,115)  (1,050,808)

Loss before Income Taxes                        (919,244)    (243,356)

Provision for Income Taxes                         5,000        4,600
                                              ----------   ----------

Net Loss                                        (924,244)    (247,956)
                                              ==========   ==========

Net Loss Per Common share                          (0.21)       (0.06)
                                              ==========   ==========

Number of Common Shares                        4,507,202    4,431,197
                                              ==========   ==========

AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997


                                                               6/30/98                      12/31/97
                                                           --------------                --------------
                                                             (Unaudited)                    (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      193,401                         680,195
  Accounts Receivable                                          2,184,170                       2,159,163
  Inventories                                                  1,572,151                       1,150,133
  Prepaid expenses and other assets                              148,953                         196,891
                                                               ---------                       ---------
    Total current assets                                       4,098,675                       4,186,382

PROPERTY

  Leasehold Improvements                                         170,423                          79,459
  Equipment                                                   16,479,238                      14,797,638
  Furniture and fixtures                                         720,256                         523,598
                                                               ---------                      ----------
    Total Property                                            17,369,917                      15,400,695
  Less: Accumulated Depreciation                              (3,434,162)                     (2,271,197)
                                                              ----------                      ----------
PROPERTY, NET                                                 13,935,755                      13,129,498

OTHER ASSETS
  Subscriber Contracts and other intangible assets            18,907,162                      19,984,882
  Goodwill                                                     7,771,556                       7,974,059
  Deposits and other                                              67,148                          30,819
                                                             -----------                    ------------
    Total                                                     26,745,866                      27,989,760

TOTAL ASSETS                                                  44,780,296                      45,305,640
                                                             ===========                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                              537,808                         556,830
  Accounts payable                                             1,476,083                       1,739,800
  Royalties payable                                              744,121                         660,264
  Accrued liabilities                                          1,389,059                       1,775,590
                                                            ------------                     -----------
                                                               4,147,071                       4,732,484

LONG-TERM DEBT                                                33,372,566                      32,395,375
                                                            ------------                     -----------

STOCKHOLDERS' EQUITY
  Common stock, $.25 par value                                 1,126,801                       1,125,534
  Contributed capital in excess of par value                   9,856,708                       9,850,850
  Accumulated deficit                                         (3,722,850)                     (2,798,603)
                                                            ------------                   --------------
                                                               7,260,659                       8,177,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    44,780,296                      45,305,640
                                                             ===========                   =============


AUDIO COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                               6/30/98       6/30/97
                                                                             ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                       (924,244)      (247,956)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                               2,802,680      1,428,770
  Deferred commissions                                                         (707,189)      (100,996)
  (Increase) decrease in operating assets and increase (decrease)
    in operating liabilities
    Accounts receivable                                                         (25,007)       222,580
    Inventories                                                              (1,584,664)      (531,142)
    Prepaid expenses and other assets                                           419,199         (4,560)
    Accounts payable                                                           (776,414)       573,466
    Royalties payable                                                            81,851              -
    Accrued liabilities                                                         138,416        278,128
    Other, net                                                                  (64,065)        34,166
                                                                             ----------    -----------
      Net cash provided by (used in) operating activities                      (639,437)     1,652,456

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Certain Assets and
    Liabilities of ACN                                                                -     (2,130,889)
  Capital expenditures - net                                                   (806,574)      (738,328)
                                                                             ----------    -----------
      Net cash used in operating activities                                    (806,574)    (2,869,217)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                                1,500,000     26,493,426
  Principal payments under capital lease obligations                            (40,783)       (18,498)
  Repayment of long-term debt                                                  (500,000)   (23,755,000)
  Proceeds from sale of stock                                                         -              -
                                                                             ----------    -----------
      Net cash provided by financing activities                                 959,217      2,719,928


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (486,794)     1,503,167

CASH, BEGINNING OF PERIOD                                                       680,195        132,565
                                                                             ----------    -----------

CASH, END OF PERIOD                                                             193,401      1,635,732
                                                                             ==========    ===========

Cash Paid During the Period For Interest                                      1,437,167      1,137,826

Supplemental Schedule of Noncash Investing & Financing Activities:

Inventory Leased to Customer and Reclassified to Property                     1,162,647        527,548

               AUDIO COMMUNICATIONS NETWORK, INC. & SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The accompanying unaudited interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements.

NOTE 2 -- ACQUISITION
---------------------

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

Assuming the reverse acquisition had occurred on January 1, 1997 the Company's second quarter and six months ended June 30, 1997 (unaudited) net revenues, net income (loss), and earnings (loss) per share would have been approximately as follows:

                             Second quarter 1997   First Six Months 1997
                             --------------------  ----------------------
Net Revenue                            5,269,441              10,351,201

Net Income (Loss)                       (872,941)               (932,095)

Earnings (Loss) Per Share                  (0.19)                  (0.21)

PART I
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS & RESULTS OF OPERATIONS

SUMMARY

The following table sets forth for the period indicated, certain items from the Company's Consolidated Statements of Operations expressed as a percentage of operating revenues.

                                            RELATIONSHIP TO TOTAL REVENUES
                                            FOR THE PERIOD ENDING JUNE 30TH
                                         ------------------------------------
                                          SECOND QUARTER     FIRST SIX MONTHS
                                         ----------------    ----------------
                                           1998    1997        1998     1997
                                         -------  -------    -------   ------
Revenues from Operations                  100.0    100.0      100.0    100.0

Operating Costs and Expenses              (74.9)   (66.2)     (72.1)   (63.8)
                                          -----    -----      -----    -----
Income from Operations before
  Depreciation and Amortization            25.1     33.8       27.9     36.2

Depreciation and Amortization             (22.9)   (22.7)     (22.3)   (23.1)
                                          -----    -----      -----    -----
Income before Other Income (Expense),
  and Income Taxes                          2.2     11.1        5.6     13.1

Other Income (Expense), net               (13.7)   (16.2)     (12.8)   (17.0)
                                          -----    -----      -----    -----

Income (Loss) before Income Taxes         (11.5)    (5.1)      (7.2)    (3.9)

Provision for Income Taxes                 (0.1)    (0.1)      (0.1)    (0.1)
                                          -----    -----      -----    -----

Net Income (Loss)                         (11.6)    (5.2)      (7.3)    (4.0)
                                          =====    =====      =====    =====

PART I
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

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

On June 5, 1998, the Company entered into an agreement for the sale of the Company. The transaction is expected to close in the third quarter of 1998 and is subject to stockholder approval, regulatory approvals and other customary conditions.

SIGNIFICANT EVENT EFFECTING SECOND QUARTER RESULTS
--------------------------------------------------

On Tuesday, May 19, 1998 at approximately 6 PM EDT, the Galaxy IV satellite malfunctioned and spun out of control disrupting communications for Muzak and several other industries. On Wednesday, May 20, 1998 the communication services for Muzak were transferred to the Galaxy III-R satellite. As a result, the Company repositioned over 11,000 customer satellite dishes to access the Galaxy III-R satellite.

The repositioning process was completed June 19, 1998 requiring full mobilization of technical staff and the use of outside contractors. The Company incurred approximately $314,000 of costs associated with the satellite malfunction. Revenue was affected as technical staff was diverted from revenue generating activities.

NET REVENUES
------------

Consolidated Net Revenues for the 2nd Quarter of 1998 were $6,168,030 an increase over the comparable period of 1997 of $2,651,833 or 75.4%. Consolidated Net Revenues for the first six months of 1998 were $12,553,875 an increase over the comparable period of 1997 of $6,375,252 or 103.2%. The majority of the increase is attributable to the reverse acquisition of the Company and the balance to the growth in the franchises.

COSTS AND EXPENSES
------------------

Costs and Expenses for the 2nd Quarter of 1998 were $6,034,293 increasing over the comparable period of 1997 by $2,908,771. Costs and Expenses for the first six months of 1998 were $11,860,004 increasing over the comparable period of 1997 by $6,488,833. The majority of the increase is attributable to the reverse acquisition of the Company, the aforementioned satellite malfunction and the balance to the growth in the Suncom franchises. Costs as a percentage of revenue is higher due to the higher fixed cost structure of the smaller non-Suncom franchises.

OTHER INCOME AND EXPENSE (NET):
-------------------------------

The increase in Other Income and Expense (Net) in the 2nd Quarter of 1998 and the first six months of 1998 over the comparable periods in 1997 is due primarily to the additional debt resulting from the reverse acquisition.

INCOME TAXES:
-------------

At June 30, 1998, the Company had operating loss carryforwards for federal tax purposes of approximately $4,100,000. Such loss carryforwards expire in 2002 through 2012.

NET INCOME/LOSS:
---------------

Net Loss for the Company's 2nd Quarter of 1998 was $715,689 compared to a loss of $184,160 for the comparable period in 1997. Net Loss for the first six months of 1998 was $924,244 as compared to a loss of $247,956 for the comparable period in 1997. The difference in operating results is primarily attributable to the reverse acquisition of the Company and the satellite malfunction.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Operating cash flows (computed as net income plus interest, taxes, depreciation and amortization) for the 2nd Quarter of 1998 was $1,546,496 increasing over the comparable period of 1997 by $354,318. The difference in operating cash flow is primarily attributable to the reverse acquisition of the Company and the satellite malfunction.

On May 30, 1997, in conjunction with the Suncom transaction, the Company repaid all its bank debt obligations to SunTrust Bank, Central Florida, N.A. as well as $18.75 million of debt obligations of Suncom and entered into a $32 million credit facility with PNC Bank with SunTrust and Lehman Brothers as participation lenders in the facility. As of June 30, 1998, the company had an outstanding loan balance of $28.2 million and an unused credit facility of $3.8 million.
The credit facility is subject to various covenants including: (1) Debt Service Coverage Ratio; (2) Debt to Cash Flow Ratio; and (3) Debt to Minimum Monthly Recurring Billing Required. In addition at that time, the Company and Midwest Mezzanine Fund entered into a $4,750,000 subordinated debt agreement. The agreement requires the Company to pay quarterly interest at a rate of 12.27%. Due to costs associated with the satellite malfunction, the Company was not in
compliance with all of its debt covenants at June 30, 1998.   The Company has
obtained waivers for debt covenants that were not met. All payments of interest and principal on loans outstanding and payments on lease obligations have been made on a timely basis.

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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           Not Applicable


Item 5.    OTHER INFORMATION
           -----------------

           None


Item 6.    EXHIBITS & REPORTS ON FORM 8K

           a. (27) Financial Data Schedule

           b. The Company filed a Form 8-K on June 29, 1998 disclosing an agreement for the sale of the company

                                  FORM 10-QSB




          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AUDIO COMMUNICATIONS NETWORK, INC.
                                  (Registrant)



Date    August 19, 1998            /s/ DAVID W. UNGER
    ------------------------       ----------------------------------
                                   David W. Unger
                                   Chief Financial Officer /
                                   Executive Vice President


Date    August 19, 1998            /s/ MITCHELL KLEINHANDLER
    ------------------------       ----------------------------------
                                   Mitchell Kleinhandler
                                   President and
                                   Chief Operating Officer